Form 10-K
period 2012-12-31
BAUMAN ESTATE PLANNING, INC.
filed 2014-12-16
CIK 1503455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-169960

BAUMAN ESTATE PLANNING, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-3387893
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

9500 W. Flamingo Rd. Suite 205 Las Vegas, NV 89147

(Address of principal executive offices, including zip code)

(800) 581-1522

(Telephone number, including area code)

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes       .  No   X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes       .  No   X.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       . No   X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes       . No   X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer .	Accelerated filer .	Non-accelerated filer .	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       . No   X .

As of December 10, 2014, there were 11,558,000 shares of our common stock issued and outstanding.

Documents Incorporated by Reference: None.

BAUMAN ESTATE PLANNING, INC.

ANNUAL REPORT ON FORM 10K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. As a penny stock issuer the Company is unable to rely on these safe harbor provisions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things:

Factors that might cause these differences include the following:

•

the ability of the Company to offer and sell the shares of common stock offered hereby;

•

the ability to retain certain members of management;

•

our expectations regarding general and administrative expenses;

•

our expectations regarding cash balances, capital requirements, anticipated revenue and expenses;

•

other factors detailed from time to time in filings with the SEC.

In addition, in this prospectus, we use words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” and similar expressions to identify forward-looking statements.

We undertake no obligation to update publicly or revise any forward -looking statements, whether as a result of new information, future events or otherwise after the date of this prospectus. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

Bauman Estate Planning, Inc. (“BEP”, “the Company”, “we”, “us” or “our”) was formed in August 2010. BEP is a unique, full service, one-stop estate planning and asset protection company. Our team of dedicated, experienced and knowledgeable personnel is trained to offer a broad range of estate planning and asset protection services. We can assist our customers by providing services ranging from minimizing or eliminating probate, and, or, federal estate taxes to highly sophisticated asset protection tools. Our number one priority is to protect what our customers have.

Business Summary

As the baby boomer generation continues to retire they are finally becoming concerned about their estate planning. Most boomers have not prepared anything including a simple will or power of attorney. Las Vegas is one of the top destination spot for retirees which make this a prime market to do conduct business. BEP focuses on the pre-retiree and the retirement market providing such services as Last Will and Testaments, Living Trusts and power of attorneys.  We offer high quality documents at a discounted price. We also insure client accounts are titled properly and beneficiary designations are complete. Our goal is to make sure everyone is protected with proper estate planning documents.

We maintain three office locations strategically placed next to retirement communities. These locations are easy to find and easily accessible. All appointments were conducted by personnel of BEP in these offices. Review and preparation of all estate planning documents are handled by licensed attorneys with experience in estate planning and asset protection.

Services

The Company provides two main services:

First we offer a complimentary consultation for someone who does not have a living trust. We sit down and discuss with the client what their goals are and what they are trying to accomplish. BEP feels a living trust is one of the best and inexpensive vehicles to avoid probate and provide conservatorship. Should the client decide to get a living trust done we provide them with a complete estate plan. This includes a Revocable Living Trust, a Last Will and Testament, a durable power of attorney for financial decisions, a durable power of attorney for healthcare and a living will. We also assist the client in transferring certain assets into the name of their trust and changing beneficiaries on appropriate assets.

Second we offer a complimentary consultation for someone who has a living trust. We review all of their documents to make sure everything is signed and notarized properly. We also confirm beneficiaries, successor trustees, executors and attorney-in-fact designations. Because of a relatively recent law change most durable power of attorney for healthcare documents are not up to date. We help these clients bring their estate planning current.

The above referenced law change is as follows:

1. In 2009, the Nevada Legislature passed new changes to the laws that affect the operation and requirements for a statutory durable power of attorney health care. The new changes allow an individual to specifically insert their own instructions and clarifications regarding health care and life prolonging treatments.

2. The Nevada Legislature has increased the ability of clients to plan using long-term trusts for their beneficiaries. This was done by extending the rule against perpetuities, a rule limiting how long property was allowed to remain in trust, from 90 years to 365 years. This means that an individual may leave property in trust for many generations with no estate or gift taxes imposed until the end of 365 years. This can be an important estate planning and asset protection tool to use for those wishing to protect themselves and beneficiaries.

3. HIPAA is a comprehensive set of rules designed to restrict the ability of others to view or otherwise have access to an individual’s medical records. Medical institutions and doctors are very strict about compliance and are extremely cautious about not running afoul of any of the restrictions. If an individual’s estate plan does not include documents designed to enable the individual and the individual’s spouse or beneficiaries to review their medical records, the individual may be prevented from seeing them or participating in their loved ones care when it is important. It is essential that an individual has all the appropriate documents prepared including the HIPAA language in the Living Trust and/or Durable Power of Attorney for Health Care.

Our services include preparation of documents relating to wills, trusts and asset protection.

No revenue is generated from the FREE consultations. If after meeting with a client who does not have an estate plan, we recommend one to them. If the client decides to purchase the recommended estate plan, then revenue is generated. If after meeting with a client who has an estate plan in place and needs to make changes to it, recommendations (such as an amendment, new wills or power of attorneys) are made and if the client decides to follow our recommendations then revenue is generated.

We generate income from providing estate planning and asset protection documents. We offer the services with two distribution methods. First is an in house sales force. The in house sales force meets with clients for a complimentary consultation.

If the client does not have a will or a living trust the sales rep advises them on their options. Should the client wish to create an estate plan we provide the client with blank forms. The client submits the completed forms to the Company for preparation. The Company then creates these documents and mails them to the client.

If the client has a will or trust and would like it reviewed, the Company reviews the documents "free of charge" to make sure the structure is set up the way the client wishes. If they are not, the client writes down their wishes and the documents are amended according to the client’s wishes.

The second method of generating income would be through a website. At this time the website has not been created and/or functioning. The website would allow for internet users to fill out the forms and be submitted to us for preparation. The Company would then mail the documents to the client for review.

The website would be marketed in different avenues. First would be google tags, television, radio and newspaper advertising. Also networking with real estate agents, loan officers, insurance agents and CPA's.

The online website would be structured similar to Legalzoom. We feel our products will be more detailed and our follow up service to the client will be better. Our website, www.baumanep.com will be functioning soon but it is not yet fully functional as far as the availability and functionality of forms.

The estate planning documents are state specific. We have the forms for every state so we can prepare these in every state. The asset protection documents are Nevada specific. We would market the Asset Protection Trust to residents of all 50 states. Currently we have a full set of Nevada forms and some forms from other states and our inventory of forms will increase as clients from differing states are added. Only documents specific to the state in which the client is located will be marketed to such client. We would also market IRA Beneficiary trusts to people who are looking to protect their IRA's for their children from creditors.

Marketing

The Company focuses on a four prong marketing approach. We target homeowners with direct mail offering a free consultation on proper estate planning. Advertisements are placed in local newspapers promoting trusts and free consultations for a trust along with upcoming seminars. The main thrust of clientele comes from local seminars in the retirement communities. The Company feels very confident that the service provided impresses the client so that they refer their friends to us. BEP prides itself on a no-pressure atmosphere so clients feels very comfortable and know they are at the right place.

Competition

Currently there are numerous companies offering estate planning services. One of the well-established company’s in town has ceased most of their marketing because they have a large database to market to. Another well-known estate planning firm focuses on wills only. They will provide a trust if the client asks for it. These companies are better financed and more firmly established than our firm.

Additional Information

What Is Considered An Estate?

The term "estate" comprises of all the property a person owns or controls. This property can be held in his or her sole name, held in a corporation or partnership, in a joint ownership arrangement or tenants in common, or through a trust or life insurance. Such items include real property, limited partnerships, stocks, bonds, brokerage accounts, certificates of deposit, checking and saving accounts, safe deposit boxes and personal property.

Why Plan An Estate?

A well-drafted estate plan is an individual’s assurance that the taxes and costs associated with their death will be minimized. A good estate plan also keeps the process of settling an estate as simple and efficient as possible. Most importantly, an estate plan will ensure that individual’s assets will be used to benefit the people or institutions that the individual chooses, in the amounts that the individual has chosen.

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act

The Company shall continue to be deemed an emerging growth company until the earliest of:

‘(A) the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

‘(B) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement under this title;

‘(C) the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

‘(D) the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.’.

As an emerging growth company the company is exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures.

Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company the company is exempt from Section 14A and B of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

The Company has irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Act.

Seasonality of Business

There is no seasonality in the business or major fluctuations in monthly demand.

Subsidiaries

We currently do not have any subsidiaries

Executive Offices and Registered Agent

Our executive offices are located at 9500 W. Flamingo Road, Suite 205, Las Vegas, NV 89147. Our telephone number is (800) 581-1522.

Our registered transfer agent is Action Stock Transfer Inc. located at 2469 East Fort Union Blvd. Suite 214 Salt Lake City, Utah 84121. Their telephone and fax numbers are:  Tel: 801-274-1088, Fax: 801-274-1099.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 5, 2014 the Company has three offices which are located near retirement communities. They are located at 9500 W. Flamingo Road #205, Las Vegas, NV 89147, 10120 S. Eastern Ave. #218, Henderson, NV 89052 and 5135 Camino Al Norte Suite 253, North Las Vegas, NV 89031. We believe these facilities are in good condition, but we may need to expand our leased space as our expansion efforts increase. All Three properties are leased.

As of December 31, 2011 and 2012, the property located at 9500 W. Flamingo Road #205, Las Vegas, NV 89147 was leased under a month to month lease. The original lease expired in 2010.

As of December 31, 2012, the property located at 10120 S. Eastern Ave. #218 was leased under a 1-year lease that started November 1, 2012. As of December 31, 2011 the property was leased under a 1-year lease that started November 1, 2011. We are currently on a month to month lease and in good standing with the landlord. We are negotiating a new lease for another 1 year term.

As of December 31, 2013, the property located at 5135 Camino Al Norte #253 property was initially leased for six months from October 2013 through April 2014. As of December 5, 2014, the lease is a 1 year lease that expires in April 2015.

ITEM 3. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the twelve month periods ended December 31, 2012 or 2011 or subsequent to December 31, 2012 and no legal proceedings are threatened or pending to the best of our knowledge or belief.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable to our Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We intend to apply to have our stock traded on the OTC Electronic Bulletin Board. The OTC Electronic Bulletin Board is separate and distinct from the NASDAQ stock market and other stock exchanges. NASDAQ has no business relationship with issuers of securities quoted on the OTC Electronic Bulletin Board. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTC Electronic Bulletin Board.

The NASDAQ stock market has rigorous listing standards to ensure the high quality of its issuers, and can delist issuers for not meeting those standards. On the OTCBB, it is the market maker who chooses to quote a security on the system, files the application, and is obligated to comply with keeping information about the issuer in its files. There is no guarantee that the company will find a market maker to apply for listing of our common stock on the OTCBB.

Investors must contact a broker-dealer to trade OTC Electronic Bulletin Board securities. Investors do not have direct access to the bulletin board service. For bulletin board securities, there only has to be one market maker.

Bulletin board transactions are conducted almost entirely manually. Because there are no automated systems for negotiating trades on the bulletin board, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders — an order to buy or sell a specific number of shares at the current market price — it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and getting execution.

Because bulletin board stocks are usually not followed by analysts, there may be lower trading volume than for NASDAQ-listed securities.

Number of Shareholders

As of December 31, 2012 there were 10,800,000 shares of our common stock issued and outstanding and 4 shareholders.

Between September 9, 2013 and December 12, 2013 the Company sold 330,000 shares of its $0.001 par value common stock at $0.05 per share to 14 investors for consideration of $16,500 in cash.

Between January 15, 2014 and March 24, 2014 the Company sold 428,000 shares of its $0.001 par value common stock at $0.05 per share to 24 investors for consideration of $21,400 in cash.

As of December 10, 2014 there were 11,558,000 shares of common stock issued and outstanding and approximately 42 shareholders.

Our registered transfer agent is Action Stock Transfer Inc. located at 2469 East Fort Union Blvd. Suite 214 Salt Lake City, Utah 84121. Their telephone and fax numbers are:  Tel: 801-274-1088, Fax: 801-274-1099.

Dividends

We have never paid cash dividends or distributions to our equity owners. We do not expect to pay cash dividends on our common stock, but instead, intend to utilize available cash to support the development and expansion of our business. Any future determination relating to our dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including but not limited to, future operating results, capital requirements, financial condition and the terms of any credit facility or other financing arrangements we may obtain or enter into, future prospects and in other factors our Board of Directors may deem relevant at the time such payment is considered. There is no assurance that we will be able or will desire to pay dividends in the near future or, if dividends are paid, in what amount.

Stock Repurchases

The Company did not make any stock repurchases during the twelve months ended December 31, 2012 and 2011 or subsequent to December 31, 2012.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2012, we did not issue any securities in unregistered transactions:

Subsequent Sales of Unregistered Securities

We have not sold any shares of unregistered subsequent to December 31, 2012

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

The discussion that follows is derived from our audited balance sheets as of December 31, 2012 and 2011 and the audited statements of operations and cash flows for the years ended December 31, 2012 (“2012”) and 2011 (“2011”).

Results of Operations for the years ended December 31, 2012 and 2011

Revenue

During 2012, we generated $42,178 in revenues compared to revenues of $18,292 in 2011. Revenue increased in 2012 as compared to 2011 because of our increased advertising in the period.

We expect to increase our revenues during 2013. We are increasing our marketing efforts and plan to hire more sales reps.

Cost of revenue

During 2012, our cost of revenue was $13,175 compared to $3,675 for 2011. The increase in cost of revenue for 2012 as compared to 2011 was due to the increase in revenue between the two periods.

Cost of revenue comprises of legal fees associated with complex Last Will and Testaments, Living Trusts and power of attorneys that cannot be created without legal advice.

Operating expenses

During 2012, we incurred $48,267 in operating expenses (2011 - $11,117). During 2012 our operating expenses consisted of $27,251 (2011- $5,533) advertising and marketing expenses; $14,691 (2011 - $2,115) in professional fees; $2,795 (2011 - $1,650) in office expenses which includes supplies, rent and telephone. We expect that our operating expenses will increase as we are able to raise capital and further our business operations.

Net income (loss)

Our net loss for 2012 was $(19,264) compared to net income of $3,500 for 2011. The losses in 2012 were largely due to increased advertising expenses in the year.

Despite our expectation of increased revenues, we believe that we will operate at a net loss for 2013 as we increase our operating expenses in an attempt to further implement our business plan.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012 we had $3,893 in current assets compared to $13,115 at December 31, 2011. Current liabilities at December 31, 2012 totaled $9,120 compared to $1,078 at December 31, 2011.

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses during the twelve months ended December 31, 2012, resulting in a working capital and accumulated deficit of $15,627 as at December 31, 2012, and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors or stockholders or through debt or equity financings.

Operating Activities

During the twelve months ended December 31, 2012 we used $8,942 in operating activities compared to $6,353 generated by operating activities during the twelve months ended December 31, 2011. During the twelve months ended December 31, 2012 we incurred losses of $19,264 which were partially offset for cash flow purposes by a $280 decrease in accounts receivable, a $3,177 increase in accounts payable and a $4,865 increase in advances from related party. By comparison, during the twelve months ended December 31, 2011 we generated a profit of $3,500 and also generated further operating cash flows from a decrease on accounts receivable of $1,775, and increase in accounts payable of $500 and an increase in proceeds from advances , related party of $578.

Investing Activities

We neither generated nor used cash flow from investing activities during the twelve months ended December 31, 2012 or 2011.

Financing Activities

During the twelve months ended December 31, 2012 and 2011 we neither generated nor used cash flow from financing activities.

OFF BALANCE-SHEET ARRANGEMENTS

We have not had, and at December 31, 2012, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management. These estimates are based on Mr. Bauman’s historical industry experience and not the Company’s historical experience.

The Company’s critical accounting policies and estimates are described in more detail in Note 2 Significant Accounting Policies in our financial statements below.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations other than in respect of the adoption of the new regulations relating to Development Stage Entities as discussed in Note 2 Significant Accounting Policies in our financial statements below.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of Bauman Estate Planning, Inc.

9500 W. Flamingo Rd. Suite 205 Las Vegas, NV 89147

We have audited the accompanying balance sheets of Bauman Estate Planning, Inc. as of December 31, 2012 and 2011, and the related statement of operations, changes in stockholder’s equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bauman Estate Planning, Inc. as of December 31, 2012 and 2011 and the related statement of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has suffered losses and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Arvada, Colorado

December 10, 2014

Bauman Estate Planning, Inc. Balance Sheets
	December 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash	$3,598	$12,540
Accounts receivable	295	575
Total Current Assets	3,893	13,115

Total Assets	$3,893	$13,115

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$3,677	$500
Advances, related party	5,443	578
Total Current Liabilities	9,120	1,078

Total Liabilities	9,120	1,078

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized 10,800,000 and 10,000,000 shares issued and outstanding as of December 31, 2012 and 2011, respectively	10,800	10,000

Additional Paid-in Capital	(400)	(1,600)

Retained Earnings (Deficit)	(15,627)	3,637
Total Stockholders' Equity (Deficit)	(5,227)	12,037

Total Liabilities and Stockholders' Equity (Deficit)	$3,893	$13,115

The accompanying notes are an integral part of these audited financial statements.

Bauman Estate Planning, Inc. Statement of Operations
	For the Year ended December 31, 2012	For the Year ended December 31, 2011
Revenue	$42,178	$18,292
Cost of revenue	13,175	3,675
Gross Profit	29,003	14,617

Operating Expenses
General and administrative	33,577	9,002
Professional fees	14,690	2,115
Total Operating Expenses	48,267	11,117

Other Income (Expense)	-	-

(Loss) income before tax	(19,264)	3,500

Provision for income taxes	-	-

Net (loss) income	$(19,264)	$3,500

Net Loss (Income) Per Share – Basic and Diluted	$(0.00)*	$0.00*

Weighted Average Shares Outstanding – Basic and Diluted	10,314,521	10,000,000

‘ * denotes (loss) income of less than $0.01 per share.

The accompanying notes are an integral part of these audited financial statements.

Bauman Estate Planning, Inc. Statement of Cash Flows
	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011
OPERATING ACTIVITIES
Net (loss) income	$(19,264)	$3,500
Adjustment to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock issued for services	2,000	-
Movement in Operating Assets and Liabilities:
Decrease in accounts receivables	280	1,775
Increase in accounts payable	3,177	500
Net Cash Provided by (Used in) Operating Activities	(13,807)	5,775

INVESTING ACTIVITIES	-	-
Net Cash Provided by (Used In) Investing Activities	-	-

FINANCING ACTIVITIES
Proceeds from short term debt, related party	4,865	578
Net Cash Provided By (Used In) Financing Activities	4,865	578

Net Increase/ (Decrease) in Cash	(8,942)	6,353

Cash - Beginning of the Year	12,540	6,187

Cash - End of the Year	$3,598	$12,540

Non-cash Financing and Investing Activities:	-	-

Supplemental Disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these audited financial statements.

Bauman Estate Planning, Inc. Statement of Changes in Stockholders’ Equity (Deficit)
	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, December 31, 2010	10,000,000	$10,000	$(1,600)	$137	$8,537

Net income (loss) for the year	-	-	-	3,500	3,500

Balance, December 31, 2011	10,000,000	10,000	(1,600)	3,637	12,037

Common stock issued for services	400,000	400	600	-	1,000

Common stock issued for services	400,000	400	600	-	1,000

Net income (loss) for the year	-	-	-	(19,264)	(19,264)

Balance, December 31, 2012	10,800,000	$10,800	$(400)	$(15,627)	$(5,227)

The accompanying notes are an integral part of these audited financial statements.

Bauman Estate Planning Inc.

Notes to Audited Financial Statements

For the years ended December 31, 2012 and 2011

1.

Nature of Operations

Bauman Estate Planning, Inc. (“the Company”, “we”, “us” or “our”) was incorporated in the state of Nevada on August 27, 2010. The Company engages in the business of estate planning. The Company is a one-stop, full service estate planning and an asset protection company. The Company’s staff of professional, dedicated, experienced, knowledgeable and highly competent personnel are trained and licensed to offer a broad range of estate planning services. The Company can assist their customers with services that range from minimizing or eliminating probate and/or federal estate taxes to highly sophisticated estate planning tools. The Company’s fiscal year is December 31.

2.

Summary of Significant Accounting Policies

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a December 31 fiscal year end.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. We regularly evaluate estimates and assumptions related to the useful life and recoverability of long-lived assets and deferred income tax asset valuation allowances. We base our estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Development Stage Company

The Company is in the development stage as defined under the then current Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915-205 “Development-Stage Entities,” and among the additional disclosures required as a development stage company are that our financial statements were identified as those of a development stage company, and that the statements of operations, changes in stockholders’ equity and cash flows disclosed activity since the date of our inception (August 27, 2010) as a development stage company. Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. However, the Company has elected to early adopt these provisions and consequently these additional disclosures have not been included in these financial statements.

Business Segments

The Company believes that its activities during the twelve month periods ended December 31, 2012 and 2011 comprised a single segment.

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit in overnight deposit accounts and investments in money market accounts. At December 31, 2012 and 2011, we had no cash equivalents.

Accounts receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts, if deem necessary, is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations. There was $295 and $575 in accounts receivable as of December 31, 2012 and 2011, respectively.

Fair Value Measurements:

ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements.  Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.  ASC 820 defines the hierarchy as follows:

Bauman Estate Planning Inc.

Notes to Audited Financial Statements

For the years ended December 31, 2012 and 2011

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.

Level 2 – Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date.  The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs.

Level 3 – Significant inputs to pricing that are unobservable as of the reporting date.  The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

Our financial instruments consist of cash accounts receivable, accounts payable and advances, related party which approximate their fair value due to their short maturities.

Impairment of Long-Lived Assets

The Company, when applicable, continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. The Company had held no long-lived assets during the twelve month periods ended December 31, 2012 and 2011.

Income Taxes

The Company follows the asset and liability method of accounting for future income taxes. Under this method, future income tax assets and liabilities are recorded based on temporary differences between the carrying amount of assets and liabilities and their corresponding tax basis. In addition, the future benefits of income tax assets including unused tax losses, are recognized, subject to a valuation allowance to the extent that it is more likely than not that such future benefits will ultimately be realized. Future income tax assets and liabilities are measured using enacted tax rates and laws expected to apply when the tax liabilities or assets are to be either settled or realized. The Company’s effective tax rate approximates the Federal statutory rates.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, such as when a purchase order or contract is received from a customer, the price is fixed, title to the goods has passed, and there is reasonable assurance of collection. Specifically, revenue is recognized when products are shipped, which is when title and risk of loss pass to the customer. The Company classifies selling discounts and rebates, if any, as a reduction of revenue.

Concentration of Business and Credit Risk

The Company does not have concentrate sales of more than 5% to any single customer.

Advertising Costs

We recognize advertising, promotion and marketing costs as incurred. The amount of advertising, promotion and marketing expense recognized for the year ended December 31, 2012 and 2011 were $27,251 and $5,533, respectively.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC 718,”Compensation – Stock Compensation”, when applicable.  Under FASB Accounting Standards Codification No. 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.  As such, compensation cost is measured on the date of grant at their fair value.  Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.  The Company applies this statement prospectively.

Bauman Estate Planning Inc.

Notes to Audited Financial Statements

For the years ended December 31, 2012 and 2011

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB Accounting Standards Codification No. 718.  FASB Accounting Standards Codification No. 505, Equity Based Payments to Non-Employees defines the measurement date and recognition period for such instruments.  In general, the measurement date is when either a (a) performance commitment, as defined, is reached or (b) the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the FASB Accounting Standards Codification.

Basic and Diluted Net Income (Loss) per Common Share

The Company computes income loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic income loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

No potential dilutive debt or equity instruments were issued or outstanding during the twelve month periods ended December 31, 2012 and 2011.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations other than in respect of the adoption of the new regulations relating to Development Stage Entities as discussed above.

3.

Going Concern

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses during the twelve months ended December 31, 2012, resulting in a working capital and accumulated deficit of $15,627 as at December 31, 2012, and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors or stockholders or through debt or equity financings.

4.

Related Party Debt and Transactions

Advances, related party

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders.  Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

During the years ended December 31, 2012 and 2011 the President advanced the Company $4,865 and $578 respectively. As of December 31, 2012 and 2011 the balances on the advances were $5,443 and $578. The advances are non-interest bearing, unsecured and due on demand.

Issuance of Common Stock

The issuance of common stock to Todd Bauman and Andrea Scott were related party transactions due to the fact that Todd Bauman is the President/Treasurer/Director and Andrea Scott is the Secretary of the Company.

On August 30, 2010, the Company sold 9,000,000 shares of its $0.001 par value common stock at $0.00065 per share to Todd Bauman, a related party for consideration of $5,900 in cash.

Bauman Estate Planning Inc.

Notes to Audited Financial Statements

For the years ended December 31, 2012 and 2011

On August 30, 2010, the Company also issued 1,000,000 shares of its $0.001 par value common stock at $0.0025 per share for services provided by Andrea Scott, a related party.

5.

Stockholders’ Equity (Deficit)

Common Stock

The Company is authorized by its Article of Incorporation and Bylaws to issue up to 75,000,000 Common Stock with a par value of $0.001.

On August 30, 2010, the Company sold 9,000,000 shares of its $0.001 par value common stock at $0.00065 per share to Todd Bauman, a related party, for consideration of $5,900 in cash.

On August 30, 2010, the Company issued 1,000,000 shares of its $0.001 par value common stock at $0.0025 per share for services provided by Andrea Scott, a related party.

On July 23, 2012, the Company issued 400,000 shares of its $0.001 par value common stock at $0.0025 per share for services provided by Terry Adler.

On August 27, 2012, the Company issued 400,000 shares of its $0.001 par value common stock at $0.0025 per share for services provided by James Kestler.

As at December 31, 2012, there were 10,800,000 shares of common stock issued and outstanding.

Between September 9, 2013 and December 12, 2013 the Company sold 330,000 shares of its $0.001 par value common stock at $0.05 per share to 14 investors for consideration of $16,500 in cash.

Between January 15, 2014 and March 24, 2014 the Company sold 428,000 shares of its $0.001 par value common stock at $0.05 per share to 24 investors for consideration of $21,400 in cash.

As at December 10, 2014, there were 11,558,000 shares of common stock issued and outstanding.

6.

Income Taxes

The Company accounts for income taxes using the liability method; under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

Deferred taxes will be provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment.

As of December 31, 2012 the Company had net operating loss carry forwards of $15,627 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a 100% valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

7.     Subsequent Events

Between September 9, 2013 and December 12, 2013 the Company sold 330,000 shares of its $0.001 par value common stock at $0.05 per share to 14 investors for consideration of $16,500 in cash.

Between January 15, 2014 and March 24, 2014 the Company sold 428,000 shares of its $0.001 par value common stock at $0.05 per share to 24 investors for consideration of $21,400 in cash.

We have evaluated all subsequent events through the date these financial statements were issued and determined that, other than as disclosed above, there are no subsequent events to disclose:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the years ended December 31, 2012 and 2011, we have had no disagreements with our accountants on accounting and financial disclosure.

ITEM 9a. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Todd Bauman, who is our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012. Based on that evaluation it was concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  As defined by the SEC, internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The names, ages, and respective positions of our directors, executive officers, and key employees are set forth below.

Name	Age	Present Positions with Company
Todd Bauman	42	President, Treasurer, Chief Executive Officer, Chief Financial Officer and a Director
Andrea Scott	40	Secretary and a Director

Todd Bauman – President, CEO, CFO, Treasurer and Director

Todd Bauman, Chairman of the Board, Director, President, CEO, CFO and Treasurer.

March 1994 to August 1996 worked for Retirement Financial Services of America, Inc., which was a financial, and estate planning firm.

August 1996 to May 2000 Owned and operated America's Financial, Inc., which was a financial, and estate planning firm.

Geneva Roth July 2000 to March 2004 was a marketing and consulting firm.

In May of 2002, Mr. Bauman owned and operated The Wealth Preservation Group. This firm was dedicated to assisting pre-retirees and retirees with their investments, estate planning, life insurance, long-term care insurance and tax planning. In 2008 I split the company into three entities.  Bauman Financial Group, llc focuses on Insurance and Annuities.  Bauman Estate Planning, Inc. focuses on Estate Planning and Asset Protection.  Bauman Advisory Group, llc is a Registered Investment Advisory firm. Todd Bauman is a comprehensive financial advisor who meets with people to assist them with their investments, estate planning, life insurance, long-term care insurance and tax planning.

Todd Bauman is a native of Las Vegas, Nevada. Mr. Bauman obtained his Bachelor of Science in Economics and a minor in Finance from the University of Nevada Las Vegas. In 1994 he graduated and went to work for a local financial planning company. In 1996 he left and opened his own financial planning company. In two years it quickly became Southern Nevada’s largest independent financial planning company with 3 offices and over 20 employees. In 2000 he sold the company and opened a marketing and consulting firm. There he consulted with companies on financing and marketing of services and products.

Andrea Scott—Secretary

03/10 – Present

Administrative Assistant for Bauman Financial Group Las Vegas, NV

Provide excellent service to existing clients: paperwork for claims, withdrawals, correspondence, etc.

Keep detailed documentation of all clients.

Manage insurance applications and brokerage accounts.

8/10 – Present

Secretary for Bauman Estate Planning, Inc.

Preparation of books including minutes, filings, record keeping, etc.

Estate Planning consultant-meeting with clients, processing files, etc.

Marketing-preparation of mailers and seminars

1/09—2/10

Leather Specialist/Co-Owner

Specialty Leather Maintenance Sunset Beach, CA

Perform leather restoration services for fine furnishings and automobiles

Adhere to strict quality and process standards to ensure that the integrity of all items is maintained throughout restoration.

Market products and services throughout Orange County and L.A. County.

Manage customer service and communications including answering questions, scheduling and tracking appointments.

Perform Accounts Receivables and Accounts Payable duties.

Track and maintain restoration supplies inventory.

Perform all administrative duties such as filing, data entry, making copies, etc.

05/1999 – 2010

Realtor

State of Nevada Licensed Real Estate Agent Las Vegas, NV

Act as an intermediary and/or representative in negotiations between buyers and sellers of real estate, specializing in Bank REO/Foreclosures and Short Sales.

Accompany clients on tours of properties and explain features; educating them on the suitability and value of the property.

Promote sales of properties through advertisements, open houses, and participation in the Las Vegas Multiple Listing Service.

Determine competitive market prices for listed properties.

Advise sellers on home staging and how to make their homes more appealing to potential buyers.

Arrange for title searches and confer with escrow companies, lenders, and home inspectors to ensure that terms and conditions of purchase agreements are met before closing dates.

Prepare documents such as representation contracts, purchase agreements, closing statements, deeds and leases.

Coordinate property closings, overseeing signing of documents and disbursement of funds.

Develop networks of attorneys, mortgage lenders, and contractors to whom clients may be referred.

N11/1992—5/99

Independent Contractor

Sales Assistant Las Vegas, NV

For various tradeshow and convention exhibitors, performed Sales Assistant, Booth Hostess, Crowd Gatherer, and Receptionist duties.

Mrs. Scott spends approximately 4 hours per day on Bauman Estate Planning.

Andrea Scot has been a licensed insurance agent since March of 2010.  She has also taken an anti money-laundering course. She is currently studying for the Series 65 license.   Mrs. Scott has taken numerous courses online on estate planning and asset protection and read numerous books on the subject.  Mrs. Scott has worked for Bauman Financial Group for over 2 years during which she has assisted in the sale and administration of over 150 trusts, over 100 powers of attorney and over 75 trust amendments.

Committees

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and director, Todd Bauman, at the address appearing on the first page of this annual report.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our directors, officers and all employees. The code of business conduct and ethics may be obtained free of charge by writing to Bauman Estate Planning, Inc., Attn: Chief Financial Officer, 9500 W. Flamingo Rd. Suite 205, Las Vegas, NV 89147.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the annual and long-term compensation of our Chief Executive Officer and our other executive officers during the last fiscal year ended December 31, 2011 for the last two fiscal years.

Name and Principal Position	Year	Salary*	(a) Bonus	(b) Option Awards	(c) All Other Compensation	Total Compensation
Todd Bauman	2012	$ 0	$ 0	$ 0	$ 0	$ 0
Chairman of the Board, CFO	2011	$ 0	$ 0	$ 0	$ 0	$ 0
President, Treasurer
Andrea Scott	2012	$ 0	$ 0	$ 0	$ 0	$ 0
Secretary	2011	$ 0	$ 0	$ 0	$ 0	$ 0

There are no employment agreements between the Company and Mr. Bauman or Ms. Scott. The understanding is that compensation in the form of cash payments will not begin until the corporation has been profitable for 4 consecutive quarters and that there is no written agreement as to this understanding.

Stock Incentive Plan

We do not have a stock incentive plan.

Compensation of Directors

We did not pay our directors, who also act as senior management/officers any fees or other compensation for acting as a director during our fiscal years ended December 31, 2012 or 2011.

Our directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2012, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than 5 percent of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Number of Shares Beneficially Owned (*)	Percent of Class (**)
Todd Bauman	9,000,000	83%
Andrea Scott	1,000,000	1%
All directors and officers as a group(2 persons)	10,000,000	93%

(*) Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities. Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household.

(**) Percent of class is calculated on the basis of the number of shares outstanding on December 31, 2012 (10,800,000).

The following table sets forth, as of December 10, 2014, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than 5 percent of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Number of Shares Beneficially Owned (*)	Percent of Class (**)
Todd Bauman	9,000,000	78%
Andrea Scott	1,000,000	1%
All directors and officers as a group(2 persons)	10,000,000	87%

(**) Percent of class is calculated on the basis of the number of shares outstanding on December 10, 2014 (11,558,000).

Securities Authorized For Issuance under Compensation Plans

We do not have any compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Advances, related party

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders.  Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

During the years ended December 31, 2012 and 2011 the President advanced the Company $4,865 and $578 respectively. As of December 31, 2012 and 2011 the balances on the advances were $5,443 and $578. The advances are non-interest bearing, unsecured and due on demand.

Issuance of Common Stock

The issuance of common stock to Todd Bauman and Andrea Scott were related party transactions due to the fact that Todd Bauman is the President/Treasurer/Director and Andrea Scott is the Secretary of the Company.

On August 30, 2010, the Company sold 9,000,000 shares of its $0.001 par value common stock at $0.00065 per share to Todd Bauman, a related party for consideration of $5,900 in cash.

On August 30, 2010, the Company also issued 1,000,000 shares of its $0.001 par value common stock at $0.0025 per share for services provided by Andrea Scott, a related party.

Our Board of Directors has responsibility for establishing and maintaining guidelines relating to any related party transactions between us and any of our officers or directors. Any conflict of interest between a director or officer and us must be referred to the non-interested directors, if any, for approval. We intend to adopt written guidelines for the board of directors which will set forth the requirements for review and approval of any related party transactions.

Director Independence

We periodically review the independence of each director. Pursuant to this review, our directors and officers, on an annual basis, are required to complete a detailed questionnaire to determine if there are any transactions or relationships between any of the directors or officers (including immediate family and affiliates) and us. If any transactions or relationships exist, we then consider whether such transactions or relationships are inconsistent with a determination that the director is independent.

Conflicts Relating to Officers and Directors

To date, we do not believe that there are any conflicts of interest involving our officers or directors. With respect to transactions involving real or apparent conflicts of interest, we have adopted policies and procedures which require that: (i) the fact of the relationship or interest giving rise to the potential conflict be disclosed or known to the directors who authorize or approve the transaction prior to such authorization or approval, (ii) the transaction be approved by a majority of our disinterested outside directors, and (iii) the transaction be fair and reasonable to us at the time it is authorized or approved by our directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees consist of fees billed for professional services rendered for the audit of our company’s financial statements and review of our interim financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements. During 2012, audit fees were $2,500, and there were no audit fees in 2011.

Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees".

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2012 or 2011. During 2012, bookkeeping fees were $1,100. In 2011 bookkeeping fees were $1,000. None of the bookkeeping fees in 2011 or 2012 were paid to the auditor.

Pre-Approval Policies and Procedures

We currently do not have a designated Audit Committee, and accordingly, our Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our Board of Directors may also pre-approve particular services on a case-by-case basis.

Our Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report are as follows:

1) Financial Statements: The financial statements, related notes and report of independent registered public accounting firm are included in Item 8 of Part II of this 2012 Annual Report on Form 10-K.

2) Financial Statement Schedules: All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

3) Exhibits: The required exhibits are included at the end of this Report and are described in the exhibit index.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, dated August 27, 2010
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 16, 2014

Bauman Estate Planning, Inc.

By: /s/ Todd Bauman

Name: Todd Bauman

Title: Chief Executive Officer (principal executive officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Todd Bauman Todd Bauman	President, Chief Executive Officer and Director	December 16, 2014