Form 10-Q
period 2013-03-31
BAUMAN ESTATE PLANNING, INC.
filed 2015-04-03
CIK 1503455

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 X  . Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

      Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-169960

BAUMAN ESTATE PLANNING, INC.
(Exact Name of Registrant as Specified in its Charter)

NEVADA	27-3387893
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9500 W. Flamingo Rd. Suite 205 Las Vegas, NV	89147
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: (800) 581-1522

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      .  No  X  . .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes        No  X  .

As of April 1, 2015 the issuer had 11,558,000 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Bauman Estate Planning, Inc.

CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

C O N T E N T S

Condensed Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	4

Condensed Statements of Operations for the three months ended March 31, 2013 and 2012 (unaudited)	5

Condensed Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (unaudited)	6

Notes to the Condensed Financial Statements (unaudited)	7

Bauman Estate Planning, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS	$	$

CURRENT ASSETS
Cash	6,459	3,598
Accounts receivable	8,220	295
Total Current Assets	14,679	3,893

TOTAL ASSETS	14,679	3,893

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	2,078	3,677
Related party loans	5,064	5,443
Total Current Liabilities	7,142	9,120

Total Liabilities	7,142	9,120

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value, 75,000,000 shares authorized 10,800,000 and 10,800,000 shares issued and outstanding as of March 31, 2013 (unaudited) and December 31, 2012	10,800	10,800
Additional paid-in capital	(400)	(400)
Deficit accumulated	(2,863)	(15,626)
Total Stockholders' Equity (Deficit)	7,537	(5,226)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	14,679	3,893

The accompanying notes are an integral part of these condensed unaudited financial statements.

Bauman Estate Planning, Inc.

Condensed Statements of Operations (unaudited)

	For Three Months Ended
	March 31,
	2013		2012
	$		$

REVENUES	28,093		13,729

OPERATING EXPENSES
General and administrative	13,997		6,829
Professional fees	1,333		2,980
Total operating expenses	15,330		9,809

OPERATING INCOME	12,763		3,920

Tax expense	-		-

Net Income	12,763		3,920

Net Income Per Share - Basic and Diluted	0.00	*	0.00	*

Weighted Average Shares Outstanding -
Basic and Diluted	10,800,000		10,000,000

* denotes income (loss) of less than $0.01 per share

The accompanying notes are an integral part of these condensed audited financial statements.

Bauman Estate Planning, Inc.

Condensed Statements of Cash Flows (unaudited)

	For Three Months Ended
	March 31,
	2013	2012
	$	$
OPERATING ACTIVITIES
Net gain (loss)	12,763	3,920
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:	-	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(7,925)	-
(Decrease) / Increase in accounts payable	(1,599)	(2,107)
Net Cash Provided by (Used in) Operating Activities	3,239	1,813

INVESTING ACTIVITIES	-	-
Net Cash Provided by (Used in) Investing Activities	-	-

FINANCING ACTIVITIES
Repayment on related party debt	(378)	-
Net Cash Provided by (Used in) Financing Activities	(378)	-

Increase in cash	2,860	1,813

Cash - Beginning of Period	3,598	12,540

Cash - End of Period	6,459	14,353

Non Cash Financing and Investing Activities:
Supplemental Disclosures:
Interest paid	-	-
Income Taxes Paid	-	-

The accompanying notes are an integral part of these condensed unaudited financial statements.

Bauman Estate Planning, Inc.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2013 AND 2012

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Bauman Estate Planning, Inc. (“the Company”, “we”, “us” or “our”) was incorporated in the state of Nevada on August 27, 2010. The Company engages in the business of estate planning. The Company is a one-stop, full service estate planning and an asset protection company. The Company’s staff of professional, dedicated, experienced, knowledgeable and highly competent personnel are trained and licensed to offer a broad range of estate planning services. The Company can assist their customers from minimizing or eliminating probate and/or federal estate taxes to highly sophisticated estate planning tools. The Company’s fiscal year is December 31.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has yet to achieve a sustainable, profitable business, resulting in an accumulated deficit of $2,863 as at March 31, 2013, and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors or stockholders or through debt or equity financings.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a December 31 fiscal year end.

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit in accordance with SEC rules for quarterly reports on form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013 and 2013.,

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements. The results of operations for the periods ended March 31, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

Bauman Estate Planning, Inc.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2013 AND 2012

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit in overnight deposit accounts and investments in money market accounts. At March 31, 2013 and December 31, 2012, we had no cash equivalents.

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts, if deem necessary, is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations. There was $8,220 and $295 in accounts receivable as of March 31, 2013 and December 31, 2012, respectively.

Financial Instruments

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

Our financial instruments consist of cash, accounts receivable, accounts payable and advances, related party which approximate their fair value due to their short maturities.

Bauman Estate Planning, Inc.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2013 AND 2012

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED

Long-Lived Assets

We account for our long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of March 31, 2013 and December 31, 2013 we did not have any long-lived assets.

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

Concentration of Business and Credit Risk

No single customer represents more than 5% of our total sales

Advertising, Promotion and Marketing

We recognize advertising, promotion and marketing costs as incurred. The amount of advertising, promotion and marketing expense recognized for the three month periods ended March 31, 2013 and 2012 were $12,647and $6,829, respectively.

Basic and Diluted Net Income (Loss) Per Share

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

No potential dilutive debt or equity instruments were issued or outstanding during the three month periods ended March 31, 2013 and 2012.

Bauman Estate Planning, Inc.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2013 AND 2012

Recent Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, we evaluated subsequent events from March 31, 2013 to the date the financial statements were available for issue.

NOTE 4 - RELATED PARTY TRANSACTIONS

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

During the three months ended March 31, 2013 and 2012 the President was (repaid) or advanced to the Company $(378) and $0 respectively. As of March 31, 2013 and December 31, 2012 the balances on the advances were $5,064 and $5,443 respectively. The advances are non-interest bearing, unsecured and due on demand.

NOTE 5 – COMMON STOCK

In The Company is authorized by its Article of Incorporation and Bylaws to issue up to 75,000,000 Common Stock.

No shares of common stock were issued during the three month periods ended March 31, 2013 and 2012.

As at March 31, 2013, there were 10,800,000 shares of common stock issued and outstanding.

Between September 9, 2013 and December 12, 2013 the Company sold 330,000 shares of its $0.001 par value common stock at $0.05 per share to 14 investors for consideration of $16,500 in cash.

Between January 15, 2014 and March 24, 2014 the Company sold 428,000 shares of its $0.001 par value common stock at $0.05 per share to 24 investors for consideration of $21,400 in cash.

As at April 1, 2015, there were 11,558,000 shares of common stock issued and outstanding.

NOTE 7 – SUBSEQUENT EVENTS

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

We have evaluated all subsequent events through the date these financial statements were issued and determined that, other than as disclosed above, there are no subsequent events to disclose:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company's business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. Such risks include inadequate funding the company's inability to anticipate and adapt to a developing market, the failure of the company's infrastructure, changes in laws that adversely affect the company's business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company expects that its operating expenses will increase significantly, especially as it implements its business plan. To the extent that increases in its operating expenses precede or are not followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

GENERAL DESCRIPTION OF BUSINESS

Bauman Estate Planning, Inc. (“BEP”) was formed in August 2010. BEP is a unique, full service, one-stop, and estate planning and asset protection company. Our team of dedicated, experienced and knowledgeable personnel is trained to offer a broad range of estate planning and asset protection services. We can assist you from minimizing or eliminating probate, and/or federal estate taxes to highly sophisticated asset protection tools. Our number one priority is to protect what you have.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012

Revenue

During the three month period ended March 31, 2013 we generated $28,093 in revenues (2012 - $13,729) the increase in sales between the two periods was due to the increase in advertising and an increase in referrals from outside sources.

Cost of revenue

Our cost of revenue was $0 for the three months ended March 31, 2013 (2012 - $0). We recognized no cost of revenue in the three months ended March 31, 2013 because cost of revenue is only incurred on complex trust that require outside legal assistance. Most simple trust do not require legal assistance.

Operating Expenses

During the three month period ended March 31, 2013, we incurred $15,330 in operating expenses (2012 - $9,809). During the period ended March 31, 2013 our operating expenses consisted of: $12,647 (2012 - $6,829) in advertising and marketing expenses and $1,333 (2012 - $2,980) in professional fees.

Net Income (Loss)

Our net income for the three months ended March 31, 2013 was $12,763 compared to $3,920 for the three months ended March, 31, 2012, a variance of $8,843 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013 we had $14,679 in current assets compared to $3,893 at December 31, 2012. Current liabilities at March 31, 2013 totaled $7,142 compared to $9,120 at December 31, 2012.

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has yet to achieve a sustainable, profitable business, resulting in an accumulated deficit of $2,863 as at March 31, 2013, and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors or stockholders or through debt or equity financings.

Cash Flows from Operating Activities

For the period ended March 31, 2013, net cash flows provided by operating activities was $3,239 compared to $1,813 provided by operating activities for the period ended March 31, 2012, an increase of $1,426.  During the three month period ended March 31, 2013, the Company generated income of $12,763, which was offset for cash flow purposes by an increase in accounts receivable of $7,925 and a decrease in accounts payable of $1,599. By comparison during the three month period ended March 31, 2012 the Company generated income of $3,920 which was offset for cash flow purposes by a decrease in accounts payable of $2,107.

Cash Flows from Investing Activities

We neither used, nor provided cash flow from investing activities during the three month periods ended March 31, 2013 or 2012.

Cash Flows from Financing Activities

During the three month period ended March 31, 2013, the Company repaid $378 to related parties while there were no cash flows generated or used in financing activities during the three months ended March 31, 2012.

CRITICAL ACCOUNTING POLICIES

In Financial Reporting release No. 60, "CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES" ("FRR 60"), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period and the valuation of shares. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

CONTROLS AND PROCEDURES

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

As of March 31, 2013 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was not subject to any legal proceedings during the three month periods ended March 31, 2013 or 2012 and, to the best of its knowledge; no legal proceedings are pending or threatened.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three periods ended March 31, 2013 or 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued or outstanding during the three month periods ended March 31, 2013 or 2012.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are included or incorporated by reference as exhibits to this report.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: April 1, 2015

Bauman Estate Planning, Inc

Registrant

By: /s/ Todd Bauman

Todd Bauman

Chief Executive Officer