Form 10-Q
period 2013-06-30
BAUMAN ESTATE PLANNING, INC.
filed 2015-05-11
CIK 1503455

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-169960

BAUMAN ESTATE PLANNING, INC.
(Exact Name of Registrant as Specified in its Charter)

NEVADA	27-3387893
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

9500 W. Flamingo Rd. Suite 205
Las Vegas, NV	89147
(Address of principal executive offices)	(Zip Code)

(800) 581-1522
Registrant's Phone

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No  X   .

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

Yes       No  X

As of May 11, 2015 the issuer had 11,558,000 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Bauman Estate Planning, Inc.

CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

C O N T E N T S

Condensed Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	4
Condensed Statements of Operations for the three and six month periods ended
June 30, 2013 and 2012 (unaudited)	5
Condensed Statements of Cash Flows for the six month periods ended
June 30, 2013 and 2012 (unaudited)	6
Notes to the Condensed Financial Statements (unaudited)	7

Bauman Estate Planning, Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS	$	$

CURRENT ASSETS
Cash	7,943	3,598
Accounts receivable	11,485	295
Total Current Assets	19,428	3,893

TOTAL ASSETS	19,428	3,893

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	720	3,677
Tax payable	802	-
Related party loans	2,963	5,443
Total Current Liabilities	4,485	9,120

Total Liabilities	4,485	9,120

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value, 75,000,000 shares authorized
10,800,000 and 10,800,000 shares issued and outstanding as of
June 30, 2013 (unaudited) and December 31, 2012	10,800	10,800
Discount on common stock issued	(400)	(400)
Retained earnings (accumulated deficit)	4,543	(15,627)
Total Stockholders' Equity (Deficit)	14,943	(5,227)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	19,428	3,893

The accompanying notes are an integral part of these condensed unaudited financial statements.

Bauman Estate Planning, Inc.

Condensed Statements of Operations (unaudited)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	$	$	$	$

REVENUES	21,265	7,765	49,358	21,494
Cost of Revenue	2,800	-	2,800	-
Gross Profit	18,465	7,765	46,558	21,494

OPERATING EXPENSES
General and administrative	10,257	10,297	24,253	17,126
Professional fees	-	4,800	1,333	7,780
Total operating expenses	10,257	15,097	25,586	24,906

OPERATING INCOME (OPERATING LOSS)	8,208	(7,332)	20,972	(3,412)

Tax Expense	(802)	-	(802)	-

Net Income (Loss)	7,406	(7,332)	20,170	(3,412)

Net Income (Loss) Per Share - Basic and Diluted	0.00*	(0.00)*	0.00*	(0.00)*

Weighted Average Shares Outstanding -
Basic and Diluted	10,800,000	10,000,000	10,800,000	10,000,000

* denotes income (loss) of less than $0.01 per share

The accompanying notes are an integral part of these condensed audited financial statements.

Bauman Estate Planning, Inc.

Condensed Statements of Cash Flows (unaudited)

	For Six Months Ended
	June 30,
	2013	2012
	$	$
OPERATING ACTIVITIES
Net gain (loss)	20,170	(3,412)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:	-	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(11,190)	-
(Decrease) / Increase in accounts payable	(2,957)	(615)
(Decrease) / Increase in tax payable	802	-
Net Cash Provided by (Used in) Operating Activities	6,824	(4,027)

INVESTING ACTIVITIES	-	-
Net Cash Provided by (Used in) Investing Activities	-	-

FINANCING ACTIVITIES
Repayment on related party debt	(2,480)	-
Net Cash Provided by (Used in) Financing Activities	(2,480)	-

Increase in cash	4,345	(4,027)

Cash - Beginning of Period	3,598	12,540

Cash - End of Period	7,943	8,513

Non Cash Financing and Investing Activities:
Supplemental Disclosures:
Interest paid	-	-
Income Taxes Paid	-	-

The accompanying notes are an integral part of these condensed unaudited financial statements.

Bauman Estate Planning, Inc.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. While the Company has started to achieve a profitable business, it has yet to demonstrate sustainable profitability where revenue consistently exceeds its operating expenses and it does not currently have the funding to fully implement its business plan. Future losses are anticipated in the continued development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors or stockholders or through debt or equity financings.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a December 31 fiscal year end.

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit in accordance with SEC rules for quarterly reports on form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the three and six months ended June 30, 2013 and 2012.,

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements. The results of operations for the three and six periods ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

Bauman Estate Planning, Inc.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit in overnight deposit accounts and investments in money market accounts. At June 30, 2013 and December 31, 2012, we had no cash equivalents.

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts, if deem necessary, is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations. There was $11,485 and $295 in accounts receivable as of June 30, 2013 and December 31, 2012, respectively.

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

Bauman Estate Planning, Inc.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Long-Lived Assets

We account for our long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of June 30, 2013 and December 31, 2013 we did not have any long-lived assets.

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

Concentration of Business and Credit Risk

No single customer represents more than 5% of our total sales

Advertising, Promotion and Marketing

We recognize advertising, promotion and marketing costs as incurred. The amount of advertising, promotion and marketing expense recognized for the three and six month periods ended June 30, 2013 and 2012 were $8,931 and $21,577 (2012 - $4,744 and $14,863), respectively.

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

No potential dilutive debt or equity instruments were issued or outstanding during the three and six month periods ended June 30, 2013 and 2012.

Recent Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

Bauman Estate Planning, Inc.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, we evaluated subsequent events from June 30, 2013 to the date the financial statements were available for issue.

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

During the six months ended June 30, 2013 and 2012, the President was (repaid) or advanced to the Company $(2,480) and $0 respectively.

As of June 30, 2013 and December 31, 2012, the balances on the advances were $2,963 and $5,443 respectively. The advances are non-interest bearing, unsecured and due on demand.

NOTE 5 – COMMON STOCK

In The Company is authorized by its Article of Incorporation and Bylaws to issue up to 75,000,000 Common Stock.

No shares of common stock were issued during the six month periods ended June 30, 2013 and 2012.

As at June 30, 2013, there were 10,800,000 shares of common stock issued and outstanding.

Between September 9, 2013 and December 12, 2013 the Company sold 330,000 shares of its $0.001 par value common stock at $0.05 per share to 14 investors for consideration of $16,500 in cash.

Between January 15, 2014 and March 24, 2014 the Company sold 428,000 shares of its $0.001 par value common stock at $0.05 per share to 24 investors for consideration of $21,400 in cash.

As at May 11, 2015, there were 11,558,000 shares of common stock issued and outstanding.

NOTE 6 – INCOME TAXES

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

Bauman Estate Planning, Inc.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

NOTE 6 – INCOME TAXES (CONTINUED)

As of December 31, 2012, the Company had net operating loss carry forwards of $15,627 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a 100% valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

As at June 30, 2013, the Company had net accumulated operating income of $5,345 on which we accrued a tax provision of $802 calculated at 15%.

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

GENERAL DESCRIPTION OF BUSINESS

Bauman Estate Planning, Inc. “(BEP”) was formed in August 2010. BEP is a unique, full service, one-stop, and estate planning and asset protection company. Our team of dedicated, experienced and knowledgeable personnel is trained to offer a broad range of estate planning and asset protection services. We can assist you from minimizing or eliminating probate, and/or federal estate taxes to highly sophisticated asset protection tools. Our number one priority is to protect what you have.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012

Revenue

During the three months ended June 30, 2013 we generated $21,265 in revenues (2012 - $7,765) the increase in sales between the two periods was due to the increase in advertising and an increase in referrals from outside sources.

Cost of revenue

Our cost of revenue was $2,800 for the three months ended June 30, 2013 (2012 - $0). We recognized cost of revenue in the three months ended June 30, 2013 because cost of revenue is incurred on complex trust that require outside legal assistance. Most simple trust do not require legal assistance.

Operating Expenses

During the three months ended June 30, 2013, we incurred $10,257 in operating expenses (2012 - $15,097). During the three months ended June 30, 2013 our operating expenses consisted of: $8,931 (2012 - $4,744) in advertising and marketing expenses and $0 (2012 - $2,900) in professional fees.

Income tax

As of June 30, 2013, the Company had net accumulated operating income of $4,543 on which we accrued a tax provision of $802.

Net Income (Loss)

Our net income for the three months ended June 30, 2013 was $7,406 compared to a deficit of $7,332 for the three months ended June, 30, 2012, a variance of $14,738 due to the factors discussed above.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2013 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2012

Revenue

During the six month period ended June 30, 2013 we generated $49,358 in revenues (2012 - $21,494) the increase in sales between the two periods was due to the increase in advertising and an increase in referrals from outside sources.

Cost of revenue

Our cost of revenue was $2,800 for the six months ended June 30, 2013 (2012 - $0). We recognized cost of revenue in the six months ended June 30, 2013 because cost of revenue is incurred on complex trust that require outside legal assistance. Most simple trust do not require legal assistance.

Operating Expenses

During the six month period ended June 30, 2013, we incurred $25,586 in operating expenses (2012 - $24,906). During the period ended June 30, 2013 our operating expenses consisted of: $21,577 (2012 - $17,126) in advertising and marketing expenses and $1,333 (2012 - $7,780) in professional fees.

Income tax

As of June 30, 2013, the Company had net accumulated operating income of $4,543 on which we accrued a tax provision of $802.

Net Income (Loss)

Our net income for the six months ended June 30, 2013 was $20,170 compared to a deficit of $3,412 for the six months ended June, 30, 2012, a variance of $23,582 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013 we had $19,428 in current assets compared to $3,893 at December 31, 2012. Current liabilities at June 30, 2013 totaled $4,484.70 compared to $9,120 at December 31, 2012.

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. While the Company has started to achieve a profitable business, it has yet to demonstrate sustainable profitability where revenue consistently exceeds its operating expenses and it does not currently have the funding to fully implement its business plan. Future losses are anticipated in the continued development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors or stockholders or through debt or equity financings.

Cash Flows from Operating Activities

For the period ended June 30, 2013, net cash flows provided by operating activities was $6,824 compared to $(4,027) used by operating activities for the period ended June 30, 2012, an increase of $10,851.  During the six month period ended June 30, 2013, the Company generated income of $20,170, which was offset for cash flow purposes by an increase in accounts receivable of $11,190, a decrease in accounts payable of $2,957, and an increase in tax payable of $802. By comparison during the six month period ended June 30, 2012 the Company generated a loss of $3,412 which was increased for cash flow purposes by a decrease in accounts payable of $615.

Cash Flows from Investing Activities

We neither used, nor provided cash flow from investing activities during the six month periods ended June 30, 2013 or 2012.

Cash Flows from Financing Activities

During the six month period ended June 30, 2013, the Company repaid $2,480 to related parties while there were no cash flows generated or used in financing activities during the six months ended June 30, 2012.

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

As of June 30, 2013 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was not subject to any legal proceedings during the six month periods ended June 30, 2013 or 2012 and, to the best of its knowledge; no legal proceedings are pending or threatened.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the six periods ended June 30, 2013 or 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued or outstanding during the six month periods ended June 30, 2013 or 2012.

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

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: May 11, 2015

Bauman Estate Planning, Inc

Registrant

By: /s/ Todd Bauman

Todd Bauman

Chief Executive Officer