Form 10-Q
period 2013-09-30
BAUMAN ESTATE PLANNING, INC.
filed 2015-06-12
CIK 1503455

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

As of May 28, 2015 the issuer had 11,558,000 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Bauman Estate Planning, Inc.

CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012

C O N T E N T S

Condensed Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	4
Condensed Statements of Operations for the three and nine month periods ended
September 30, 2013 and 2012 (unaudited)	5
Condensed Statements of Cash Flows for the nine month periods ended
September 30, 2013 and 2012 (unaudited)	6
Notes to the Condensed Financial Statements (unaudited)	7

Bauman Estate Planning, Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS	$	$

CURRENT ASSETS
Cash	16,530	3,598
Accounts receivable	5,160	295
Total Current Assets	21,690	3,893

TOTAL ASSETS	21,690	3,893

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	1,684	3,677
Tax payable	18	-
Related party loans	2,485	5,443
Total Current Liabilities	4,186	9,120

Total Liabilities	4,186	9,120

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value, 75,000,000 shares authorized 10,940,000 and 10,800,000 shares issued and outstanding as of September 30, 2013 (unaudited) and December 31, 2012	10,940	10,800
Additional paid-in capital (Discount on common stock issued)	6,460	(400)
Retained earnings (accumulated deficit)	103	(15,627)
Total Stockholders' Equity (Deficit)	17,504	(5,227)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	21,690	3,893

The accompanying notes are an integral part of these condensed unaudited financial statements.

Bauman Estate Planning, Inc.

Condensed Statements of Operations (unaudited)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	$	$	$	$

REVENUES	11,795	10,533	61,153	32,027
Cost of Revenue	2,850	-	5,650	-
Gross Profit	8,945	10,533	55,503	32,027

OPERATING EXPENSES
General and administrative	12,433	3,104	36,687	20,229
Professional fees	1,735	4,225	3,068	12,620
Total operating expenses	14,168	7,328	39,755	32,849

OPERATING INCOME (OPERATING LOSS)	(5,223)	3,204	15,748	(823)

Tax Expense	783	-	(18)	-

Net Income	(4,440)	3,204	15,730	(823)

Net Income Per Share - Basic and Diluted	(0.00)*	0.00*	0.00*	(0.00)*

Weighted Average Shares Outstanding -
Basic and Diluted	10,824,239	10,000,000	10,808,168	10,000,000

* denotes income (loss) of less than $0.01 per share

The accompanying notes are an integral part of these condensed audited financial statements.

Bauman Estate Planning, Inc.

Condensed Statements of Cash Flows (unaudited)

	For Nine Months Ended
	September 30,
	2013	2012
	$	$
OPERATING ACTIVITIES
Net gain (loss)	15,730	(3,323)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,865)	-
(Decrease) / Increase in accounts payable	(1,993)	-
(Decrease) / Increase in tax payable	18	-
Net Cash Provided by (Used in) Operating Activities	8,890	(3,323)

INVESTING ACTIVITIES	-	-
Net Cash Provided by (Used in) Investing Activities	-	-

FINANCING ACTIVITIES
Proceeds from short term debt, related party	-	2,500
Repayment on short term debt, related party	(2,958)	-
Shares of common stock sold for cash	7,000	-
Net Cash Provided by (Used in) Financing Activities	4,042	2,500

Increase in cash	12,932	(823)

Cash - Beginning of Period	3,598	12,540

Cash - End of Period	16,530	11,717

Non Cash Financing and Investing Activities:
Supplemental Disclosures:
Interest paid	-	-
Income Taxes Paid	-	-

The accompanying notes are an integral part of these condensed unaudited financial statements.

Bauman Estate Planning, Inc.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012

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

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit in accordance with SEC rules for quarterly reports on form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the three and nine months ended September 30, 2013 and 2012.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements. The results of operations for the three and nine periods ended September 30, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit in overnight deposit accounts and investments in money market accounts. At September 30, 2013 and December 31, 2012, we had no cash equivalents.

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts, if deem necessary, is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations. There was $5,160 and $295 in accounts receivable as of September 30, 2013 and December 31, 2012, respectively.

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

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED

Long-Lived Assets

We account for our long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of September 30, 2013 and December 31, 2013 we did not have any long-lived assets.

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

Concentration of Business and Credit Risk

No single customer represents more than 5% of our total sales

Advertising, Promotion and Marketing

We recognize advertising, promotion and marketing costs as incurred. The amount of advertising, promotion and marketing expense recognized for the three and nine month periods ended September 30, 2013 was $10,742 and $32,320 (2012 - $2,397 and $17,260), respectively.

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

No potential dilutive debt or equity instruments were issued or outstanding during the three and nine month periods ended September 30, 2013 and 2012.

Bauman Estate Planning, Inc.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012

Recent Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, we evaluated subsequent events from September 30, 2013 to the date the financial statements were available for issue.

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

During the nine months ended September 30, 2013 and 2012, the President was (repaid) or advanced to the Company $(2,958) and $0 respectively.

As of September 30, 2013 and December 31, 2012, the balances on the advances were $2,485 and $5,443 respectively. The advances are non-interest bearing, unsecured and due on demand.

NOTE 5 – COMMON STOCK

In The Company is authorized by its Article of Incorporation and Bylaws to issue up to 75,000,000 Common Stock.

Between September 9, 2013 and September 18, 2013 the Company sold 140,000 shares of its $0.001 par value common stock at $0.05 per share to 4 investors for consideration of $7,000 in cash.

As at September 30, 2013, there were 10,940,000 shares of common stock issued and outstanding.

Between October 16, 2013 and December 12, 2013 the Company sold 190,000 shares of its $0.001 par value common stock at $0.05 per share to 10 investors for consideration of $9,500 in cash.

Between January 15, 2014 and March 24, 2014 the Company sold 428,000 shares of its $0.001 par value common stock at $0.05 per share to 24 investors for consideration of $21,400 in cash.

As at May 19, 2015, there were 11,558,000 shares of common stock issued and outstanding.

Bauman Estate Planning, Inc.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012

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

As of September 30, 2013, the Company had net accumulated operating income of $122 on which we accrued a tax provision of $18 calculated at 15%.

NOTE 7 – SUBSEQUENT EVENTS

Between October 16, 2013 and December 12, 2013 the Company sold 190,000 shares of its $0.001 par value common stock at $0.05 per share to 10 investors for consideration of $9,500 in cash.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012

Revenue

During the three months ended September 30, 2013 we generated $11,795 in revenues (2012 - $10,533) the increase in sales between the two periods was due to the increase in advertising and an increase in referrals from outside sources.

Cost of revenue

Our cost of revenue was $2,850 for the three months ended September 30, 2013 (2012 - $0). We recognized cost of revenue in the three months ended September 30, 2013 because cost of revenue is incurred on complex trust that require outside legal assistance. Most simple trust do not require legal assistance.

Operating Expenses

During the three months ended September 30, 2013, we incurred $14,168 in operating expenses (2012 - $7,328). During the three months ended September 30, 2013 our operating expenses consisted of: $10,742 (2012 - $2,397) in advertising and marketing expenses and $1,735 (2012 - $4,225) in professional fees.

Income tax

As of September 30, 2013, the Company had net accumulated operating income of $122 on which we accrued a tax provision of $18.

Net Income (Loss)

Our net loss for the three months ended September 30, 2013 was $4,440 compared to net income of $3,204 for the three months ended June, 30, 2012, a variance of $7,236 due to the factors discussed above.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2012

Revenue

During the nine month period ended September 30, 2013 we generated $61,153 in revenues (2012 - $32,027) the increase in sales between the two periods was due to the increase in advertising and an increase in referrals from outside sources.

Cost of revenue

Our cost of revenue was $5,650 for the nine months ended September 30, 2013 (2012 - $0). We recognized cost of revenue in the nine months ended September 30, 2013 because cost of revenue is incurred on complex trust that require outside legal assistance. Most simple trust do not require legal assistance.

Operating Expenses

During the nine month period ended September 30, 2013, we incurred $39,755 in operating expenses (2012 - $32,849). During the period ended September 30, 2013 our operating expenses consisted of: $32,320 (2012 - $17,260) in advertising and marketing expenses and $3,068 (2012 - $12,620) in professional fees.

Income tax

As of September 30, 2013, the Company had net accumulated operating income of $122 on which we accrued a tax provision of $18.

Net Income (Loss)

Our net income for the nine months ended September 30, 2013 was $15,730 compared to a net loss of $823 for the nine months ended June, 30, 2012, a variance of $16,553 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013 we had $21,690 in current assets compared to $3,893 at December 31, 2012. Current liabilities at September 30, 2013 totaled $4,187 compared to $9,120 at December 31, 2012.

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

Cash Flows from Operating Activities

For the period ended September 30, 2013, net cash flows provided by operating activities was $8,890 compared to $3,323 used by operating activities for the period ended September 30, 2012, an increase of $12,213. During the nine month period ended September 30, 2013, the Company generated income of $15,730, which was offset for cash flow purposes by an increase in accounts receivable of $4,865, a decrease in accounts payable of $1,994, and an increase in tax payable of $18. By comparison during the nine month period ended September 30, 2012 the Company generated a loss of $3,323.

Cash Flows from Investing Activities

We neither used, nor provided cash flow from investing activities during the nine month periods ended September 30, 2013 or 2012.

Cash Flows from Financing Activities

During the nine month period ended September 30, 2013, the Company received $7,000 from the sale of shares of its common stock and  repaid $2,958 to related parties compared to related party advances of $2,500 in cash flows generated in financing activities during the nine months ended September 30, 2012.

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

As of September 30, 2013 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was not subject to any legal proceedings during the nine month periods ended September 30, 2013 or 2012 and, to the best of its knowledge; no legal proceedings are pending or threatened.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Between September 9, 2013 and September 18, 2013 the Company sold 140,000 shares of its $0.001 par value common stock at $0.05 per share to 4 investors for consideration of $7,000 in cash.

The above transactions were exempt under Section 4(2) and 3(b) of the Securities Act of 1933, as amended, and the rules and regulations promulgated there under, including Regulations D, due to the fact that each of the investors were accredited investors, had acquired the shares for investment purposes and not with a view for re-distribution, had access to sufficient information concerning the Company, and the certificate(s) representing such shares will bear a restrictive legend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued or outstanding during the nine month periods ended September 30, 2013 or 2012.

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

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. Date: May 28, 2015

Bauman Estate Planning, Inc

Registrant

By: /s/ Todd Bauman

Todd Bauman

Chief Executive Officer