Form 10-K
period 2013-12-31
BAUMAN ESTATE PLANNING, INC.
filed 2015-10-16
CIK 1503455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

(800) 581-1522

(Telephone number, including area code)

______________________________________________

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

Yes      .  No  X .

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

As of October 15, 2015, there were 11,558,000 shares of our common stock issued and outstanding.

Documents Incorporated by Reference: None.

BAUMAN ESTATE PLANNING, INC.

ANNUAL REPORT ON FORM 10K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

As an emerging growth company, the company is exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of the date of this report, the Company has three offices which are located near retirement communities. They are located at 9500 W. Flamingo Road #205, Las Vegas, NV 89147, 10120 S. Eastern Ave. #218, Henderson, NV 89052 and 5135 Camino Al Norte Suite 253, North Las Vegas, NV 89031. We believe these facilities are in good condition, but we may need to expand our leased space as our expansion efforts increase. All three properties are leased.

As of December 31, 2013 and 2012, and as if the date of this report, the property located at 9500 W. Flamingo Road #205, Las Vegas, NV 89147 is leased under a month to month lease. The original lease expired in 2010. The monthly lease rate is $100.

As of December 31, 2013 and, as of the date of this report, we are currently on a month to month lease and in good standing with the landlord. As of December 31, 2012, the property located at 10120 S. Eastern Ave. #218 was leased under a 1-year lease that started November 1, 2012 and expired on October 31, 2012. The monthly lease rate is $100

As of December 31, 2013, the property located at 5135 Camino Al Norte #253 property was leased under a one year lease that expired in April 2014. The property was initially leased for six months from October 2013 through April 2014. The lease was renewed for an additional year in April 2014 and for a further year from April 2015 to April 2016. As of the date of this report, the lease is a 1 year lease that expires in April 2016. The monthly lease rate of $100.

ITEM 3. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the twelve month periods ended December 31, 2013 or 2012 or subsequent to December 31, 2013 and no legal proceedings are threatened or pending to the best of our knowledge or belief.

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

Number of Shareholders

As of December 31, 2011 there were 10,000,000 shares of our common stock issued and outstanding and 2 shareholders

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

As of December 31, 2013 there were 11,130,000 shares of our common stock issued and outstanding and 18 shareholders.

Between January 15, 2014 and March 24, 2014 the Company sold 428,000 shares of its $0.001 par value common stock at $0.05 per share to 24 investors for consideration of $21,400 in cash.

As of the date of this report, there were 11,558,000 shares of common stock issued and outstanding and approximately 42 shareholders.

Our registered transfer agent is Action Stock Transfer Corporation located at 2469 East Fort Union Blvd. Suite 214 Salt Lake City, Utah 84121. Their telephone and fax numbers are: Tel: 801-274-1088, Fax: 801-274-1099.

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

Stock Repurchases

The Company did not make any stock repurchases during the twelve months ended December 31, 2013 and 2012 or in the period from December 31, 2013 to the date of this report.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2013, we did not issue any securities in unregistered transactions:

Subsequent Sales of Unregistered Securities

Between January 15, 2014 and March 24, 2014, the Company sold 428,000 shares of its $0.001 par value common stock at $0.05 per share to 24 investors for consideration of $21,400 in cash.

Each investor was an accredited investor and agreed to hold such shares for investment purposes. In addition, the shares issued to the investor contained a restricted legend. All of the securities issuances referred to above were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Act") or the rules and regulations promulgated thereunder, including Regulation D and Rule 701.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

The discussion that follows is derived from our audited balance sheets as of December 31, 2013 and 2012 and the audited statements of operations and cash flows for the years ended December 31, 2013 (“2013”) and 2012 (“2012”).

Results of Operations for the years ended December 31, 2013 and 2012

Revenue

During 2013, we generated $69,258 in revenues compared to revenues of $42,178 in 2012. Revenue increased in 2013 as compared to 2012 because of our increased advertising in the period.

We expect to increase our revenues during 2014. We are increasing our marketing efforts and plan to hire more sales reps.

Cost of revenue

During 2013, our cost of revenue was $8,500 compared to $13,175 for 2012. The decrease in cost of revenue for 2013 as compared to 2012 was due to an increase in simple Last Will and Testaments, Living Trusts and power of attorneys during 2013 which did not require us to obtain legal advice from attorneys to issue.

Cost of revenue comprises of legal fees associated with complex Last Will and Testaments, Living Trusts and power of attorneys that cannot be created without legal advice.

Operating expenses

During 2013, we incurred $42,556 in operating expenses (2012 - $48,267). During 2013 our operating expenses consisted of $32,320 (2012- $27,252) advertising and marketing expenses; $3,068 (2012 - $14,690) in professional fees; $42 (2012 - $112) in bank fees; $375 (2012 - $545) in Business Licenses Fees; $4,203 (2012 - $2,873) in county recorder fees; $2,548 (2012 - $2,795) in office expenses which includes supplies, rent and telephone. We expect that our operating expenses will increase as we are able to raise capital and further our business operations.

Net income (loss)

Our net income for 2013 was $17,816 compared to a net loss of $19,264 for 2012. The profits in 2013 were largely due to increased revenue driven from increasing advertising expenditures in the year.

Despite our expectation of increased revenues, we believe that we will operate at a net loss for 2014 as we increase our operating expenses in an attempt to further implement our business plan.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013 we had $31,714 in current assets compared to $3,893 at December 31, 2012. Current liabilities at December 31, 2013 totaled $2,625 compared to $9,120 at December 31, 2012. Consequently we had a working capital surplus of $29,089 as of December 31, 2013 compared to a working capital deficit of $5,227 as of December 31, 2012. The improvement in our working capital position was principally due to the operating profits we generating in the twelve months ended December 31, 2013 and the proceeds we received from the sale of shares of our common stock.

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. While the Company generated profits during the twelve months ended December 31, 2013, the Company has yet to establish a business that generates sustainable profits and retained earnings as of December 31, 2013 totaled just $2,189. Further, the Company is anticipating future losses in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors or stockholders or through debt or equity financings.

Operating Activities

During the twelve months ended December 31, 2013 net cash flows provided by operating activities was $13,995 compared to $13,807 used by operating activities during the twelve months ended December 31, 2012, an increase of $27,802. During the twelve months ended December 31, 2013, the Company generated income of $17,816, which was offset for cash flow purposes by an increase in accounts receivable of $530, a decrease in accounts payable of $3,677, and an increase in tax payable of $386. By comparison, during the twelve months ended December 31, 2012 the Company generated a loss of $19,264 which was offset for cash flow purposes by $2,000 in noncash expenses, a decrease in accounts receivable of $280, an increase in accounts payable of $3,177.

Investing Activities

We neither generated nor used cash flow from investing activities during the twelve months ended December 31, 2013 or 2012.

Financing Activities

During the twelve months ended December 31, 2013, the Company received $16,500 from the sale of shares of its common stock and repaid $3,204 to related parties compared to related party advances of $4,865 in cash flows generated in financing activities during the twelve months ended December 31, 2012.

OFF BALANCE-SHEET ARRANGEMENTS

During the years ended December 31, 2013 and 2012 and the period from January 1, 2014 to the date of the issuance of this report, we have not had, and do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of Bauman Estate Planning, Inc.

9500 W. Flamingo Rd. Suite 205 Las Vegas, NV 89147

We have audited the accompanying balance sheets of Bauman Estate Planning, Inc. as of December 31, 2013 and 2012, and the related statement of operations, changes in stockholder’s equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bauman Estate Planning, Inc. as of December 31, 2013 and 2012 and the related statement of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has yet to establish a business with sustainable profitability and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Wheat Ridge, formerly Arvada, Colorado

October 14, 2015

9605 West 49th Ave. Suite 200 Wheat Ridge, Colorado 80033 ~ Phone 303-968-3281 ~ Fax 303-456-7488 ~ www.cutlercpas.com

Bauman Estate Planning, Inc.
Balance Sheets
	December 31,	December 31,
	2013	2012
ASSETS	$	$

CURRENT ASSETS
Cash	30,889	3,598
Accounts receivable	825	295
Total Current Assets	31,714	3,893

TOTAL ASSETS	31,714	3,893

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	-	3,677
Tax payable	386	-
Related party loans	2,239	5,443
Total Current Liabilities	2,625	9,120

Total Liabilities	2,625	9,120

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value, 75,000,000 shares authorized
11,130,000 and 10,800,000 shares issued and outstanding as of
December 31, 2013 and December 31, 2012	11,130	10,800
Additional paid-in capital (Discount on common stock issued)	15,770	(400)
Retained earnings (accumulated deficit)	2,189	(15,627)
Total Stockholders' Equity (Deficit)	29,089	(5,227)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	31,714	3,893

The accompanying notes are an integral part of these audited financial statements.

Bauman Estate Planning, Inc.
Statement of Operations
	For the Year ended	For the Year ended
	December 31,	December 31,
	2013	2012
	$	$

REVENUES	69,258	42,178
Cost of Revenue	8,500	13,175
Gross Profit	60,758	29,003

OPERATING EXPENSES
General and administrative	39,488	33,577
Professional fees	3,068	14,690
Total operating expenses	42,556	48,267

OPERATING INCOME (LOSS)	18,202	(19,264)

Tax Expense	(386)	-

Net Income (Loss)	17,816	(19,264)

Net Income (Loss) Per Share - Basic and Diluted	0.00*	(0.00)

Weighted Average Shares Outstanding -
Basic and Diluted	10,859,963	10,314,521

* denotes income (loss) of less than $0.01 per share

The accompanying notes are an integral part of these audited financial statements.

Bauman Estate Planning, Inc.
Statement of Cash Flows
	For Year	For Year
	Ended	Ended
	December 31,	December 31,
	2013	2012
	$	$
OPERATING ACTIVITIES
Net income (loss)	17,816	(19,264)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Stock issued for services	-	2,000
Changes in operating assets and liabilities:
Decrease / (Increase) in accounts receivable	(530)	280
(Decrease) / Increase in accounts payable	(3,677)	3,177
(Decrease) / Increase in tax payable	386	-
Net Cash Provided by (Used in) Operating Activities	13,995	(13,807)

INVESTING ACTIVITIES	-	-
Net Cash Provided by (Used in) Investing Activities	-	-

FINANCING ACTIVITIES
Repayment on related party debt	(3,204)	4,865
Common stock issued for cash	16,500	-
Net Cash Provided by (Used in) Financing Activities	13,296	4,865

Increase / (Decrease) in cash	27,291	(8,942)

Cash - Beginning of Period	3,598	12,540

Cash - End of Period	30,889	3,598

Non Cash Financing and Investing Activities:
Supplemental Disclosures:
Interest paid	-	-
Income Taxes Paid	-	-

The accompanying notes are an integral part of these audited financial statements.

Bauman Estate Planning, Inc.
Statement of Changes in Stockholders’ Equity (Deficit)

			Additional		Total
	Common		Paid in Capital	Earnings	Stockholders'
	Stock		(Discount on	(Deficit)	Equity
	Shares	Amount	Common Stock)	Accumulated	(Deficit)

Balance, December 31, 2011	10,000,000	$10,000	$(1,600)	$3,637	$12,037

Common stock issued for services	800,000	800	1,200	-	2,000

Net loss for the year December, 2012	-	-	-	(19,264)	(19,264)

Balance, December 31, 2012	10,800,000	$10,800	$(400)	$(15,627)	$(5,227)

Common stock issued for cash	330,000	330	16,170	-	16,500

Net income for the year December, 2013	-	-	-	17,816	17,816

Balance, December 31, 2013	11,130,000	$11,130	$15,770	$2,189	$29,089

The accompanying notes are an integral part of these audited financial statements.

Bauman Estate Planning Inc.

Notes to Audited Financial Statements

For the years ended December 31, 2013 and 2012

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

Business Segments

The Company believes that its activities during the twelve month periods ended December 31, 2013 and 2012 comprised a single segment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. At December 31, 2013 and 2012, we had cash balances of $30,889 and $3,598 respectively.

Accounts receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts, if deem necessary, is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations. There was $825 and $295 in accounts receivable as of December 31, 2013 and 2012, respectively.

Bauman Estate Planning Inc.

Notes to Audited Financial Statements

For the years ended December 31, 2013 and 2012

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

Impairment of Long-Lived Assets

The Company, when applicable, continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. The Company had held no long-lived assets during the twelve month periods ended December 31, 2013 and 2012.

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

Advertising Costs

We recognize advertising, promotion and marketing costs as incurred. The amount of advertising, promotion and marketing expense recognized for the year ended December 31, 2013 and 2012 were $32,320 and $27,251, respectively.

Bauman Estate Planning Inc.

Notes to Audited Financial Statements

For the years ended December 31, 2013 and 2012

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

No potentially dilutive debt or equity instruments were issued or outstanding during the twelve month periods ended December 31, 2013 and 2012.

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

3.

Going Concern

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. While the Company generated profits during the twelve months ended December 31, 2013, the Company has yet to establish a business that generates sustainable profits and retained earnings as of December 31, 2013 totaled just $2,189. Further, the Company is anticipating future losses in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors or stockholders or through debt or equity financings.

Bauman Estate Planning Inc.

Notes to Audited Financial Statements

For the years ended December 31, 2013 and 2012

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

During the years ended December 31, 2013 and 2012 the President received a repayment of $3,204 and advanced the Company $4,865 respectively. As of December 31, 2013 and 2012 the balances of the advances were $2,239 and $5,443. The advances are non-interest bearing, unsecured and due on demand.

5.

Stockholders’ Equity (Deficit)

Common Stock

The Company is authorized by its Article of Incorporation and Bylaws to issue up to 75,000,000 Common Stock with a par value of $0.001.

As of December 31, 2011 there were 10,000,000 shares of our common stock issued and outstanding and 2 shareholders

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

As at December 31, 2013, there were 11,130,000 shares of common stock issued and outstanding.

Between January 15, 2014 and March 24, 2014 the Company sold 428,000 shares of its $0.001 par value common stock at $0.05 per share to 24 investors for consideration of $21,400 in cash.

As of the date of the issuance of this report, there were 11,558,000 shares of common stock issued and outstanding.

Bauman Estate Planning Inc.

Notes to Audited Financial Statements

For the years ended December 31, 2013 and 2012

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

As of December 31, 2013, the Company had net accumulated operating income of $2,189 on which we accrued a tax provision of $386 calculated at 15%.

7.

Subsequent Events

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

We have evaluated all subsequent events through the date these financial statements were issued and determined that, other than as disclosed above, there are no subsequent events to disclose:

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the years ended December 31, 2013 and 2012, we have had no disagreements with our accountants on accounting and financial disclosure.

ITEM 9a. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Todd Bauman, who is our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013. Based on that evaluation it was concluded that our disclosure controls and procedures were not effective as of December 31, 2013.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The names, ages, and respective positions of our directors, executive officers, and key employees are set forth below.

Name	Age	Present Positions with Company
Todd Bauman	43	President, Treasurer, Chief Executive Officer, Chief Financial Officer and a Director
Andrea Scott	41	Secretary and a Director

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

Andrea Scot has been a licensed insurance agent since March of 2010. She has also taken an anti-money laundering course. She is currently studying for the Series 65 license. Mrs. Scott has taken numerous courses online on estate planning and asset protection and read numerous books on the subject. Mrs. Scott has worked for Bauman Financial Group for over 2 years during which she has assisted in the sale and administration of over 150 trusts, over 100 powers of attorney and over 75 trust amendments.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the annual and long-term compensation of our Chief Executive Officer and our other executive officers during the last fiscal year ended December 31, 2013 for the last two fiscal years.

Name and Principal Position	Year	Salary*	(a) Bonus	(b) Option Awards	(c) All Other Compensation	Total Compensation
Todd Bauman	2013	$ 0	$ 0	$ 0	$ 0	$ 0
Chairman of the Board, CFO	2012	$ 0	$ 0	$ 0	$ 0	$ 0
President, Treasurer
Andrea Scott	2013	$ 0	$ 0	$ 0	$ 0	$ 0
Secretary	2012	$ 0	$ 0	$ 0	$ 0	$ 0

There are no employment agreements between the Company and Mr. Bauman or Ms. Scott. The understanding is that compensation in the form of cash payments will not begin until the corporation has been profitable for 4 consecutive quarters and that there is no written agreement as to this understanding.

Stock Incentive Plan

We do not have a stock incentive plan.

Compensation of Directors

We did not pay our directors, who also act as senior management/officers any fees or other compensation for acting as a director during our fiscal years ended December 31, 2013 or 2012.

Our directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2013, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than 5 percent of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Number of Shares Beneficially Owned (*)	Percent of Class (**)
Todd Bauman	9,000,000	81%
Andrea Scott	1,000,000	9%
All directors and officers as a group(2 persons)	10,000,000	90%

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

(**) Percent of class is calculated on the basis of the number of shares outstanding on December 31, 2013 (11,130,000).

The following table sets forth, as of the date of the issuance of this report, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than 5 percent of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Number of Shares Beneficially Owned (*)	Percent of Class (**)
Todd Bauman	9,000,000	78%
Andrea Scott	1,000,000	9%
All directors and officers as a group(2 persons)	10,000,000	87%

(**) Percent of class is calculated on the basis of the number of shares outstanding on as of the date of the issuance of this report (11,558,000).

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

During the years ended December 31, 2013 and 2012 the President received a repayment of $3,205 and advanced the Company $4,865 respectively. As of December 31, 2013 and 2012 the balances of the advances were $2,238 and $5,443. The advances are non-interest bearing, unsecured and due on demand.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees consist of fees billed for professional services rendered for the audit of our company’s financial statements and review of our interim financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements. During 2012, audit fees were $2,500, and there were no audit fees in 2013.

Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees".

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2013 or 2012. During 2013, bookkeeping fees were $735. In 2012 bookkeeping fees were $1,100. None of the bookkeeping fees in 2012 or 2013 were paid to the auditor.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report are as follows:

1) Financial Statements: The financial statements, related notes and report of independent registered public accounting firm are included in Item 8 of Part II of this 2013 Annual Report on Form 10-K.

2) Financial Statement Schedules: All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

3) Exhibits: The required exhibits are included at the end of this Report and are described in the exhibit index.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation, dated August 27, 2010
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 16, 2015

Bauman Estate Planning, Inc.

By: /s/ Todd Bauman

Name: Todd Bauman

Title: Chief Executive Officer (principal executive officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Todd Bauman
Todd Bauman	President, Chief Executive Officer and Director	October 16, 2015