Form 10-Q
period 2014-03-31
ASSET PROTECTION OF AMERICA, INC.
filed 2015-11-12
CIK 1503455

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X . Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

      . Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-169960

ASSET PROTECTION OF AMERICA, INC.
(Exact Name of Registrant as Specified in its Charter)

NEVADA	27-3387893
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9500 W. Flamingo Rd. Suite 205 Las Vegas, NV	89147
(Address of principal executive offices)	(Zip Code)

Registrant's Phone: (800) 581-1522

Bauman Estate Planning, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

As of November 11, 2015, the issuer had 11,548,000 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Asset Protection of America, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS	$	$

CURRENT ASSETS
Cash	45,106	30,889
Accounts receivable	-	825
Total Current Assets	45,106	31,714
Fixed Assets, net	5,743	-
TOTAL ASSETS	50,849	31,714

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	2,010	-
Taxes payable	386	386
Related party loans	1,888	2,238
Total Current Liabilities	4,284	2,624

Total Liabilities	4,284	2,624

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value, 75,000,000 shares authorized 11,548,000 and 11,130,000 shares issued and outstanding as of March 31, 2014 (unaudited) and December 31, 2013	11,483	11,130
Additional paid-in capital	29,817	15,770
Subscription receivable	3,250	-
Retained earnings	2,015	2,190
Total Stockholders' Equity	46,565	29,090

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	50,849	31,714

The accompanying notes are an integral part of these condensed unaudited financial statements.

Asset Protection of America, Inc.

Condensed Statements of Operations (unaudited)

	For Three Months Ended
	March 31,
	2014		2013
	$		$

SERVICE REVENUES	6,550		28,093
Cost of Revenue	600		-
Gross Profit	5,950		28,093

OPERATING EXPENSES
General and administrative	5,624		13,997
Professional fees	500		1,333
Total operating expenses	6,124		15,330

OPERATING INCOME (LOSS)	(174)		12,763

Tax expense	-		-

Net Income (Loss)	(174)		12,763

Net Income (Loss) Per Share - Basic and Diluted	(0.00)	*	0.00	*

Weighted Average Shares Outstanding -
Basic and Diluted	11,310,044		10,800,000

* denotes income (loss) of less than $0.01 per share

The accompanying notes are an integral part of these condensed audited financial statements.

Asset Protection of America, Inc.

Condensed Statements of Cash Flows (unaudited)

	For Three Months Ended
	March 31,
	2014	2013
	$	$
OPERATING ACTIVITIES
Net income (loss)	(174)	12,763
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	428	-
Changes in operating assets and liabilities:
Decrease / (Increase) in accounts receivable	825	(7,925)
(Decrease) / Increase in accounts payable	2,010	(1,599)
Net Cash Provided by Operating Activities	3,089	3,239

INVESTING ACTIVITIES
Capital expenditures	(6,172)	-
Net Cash (Used in) Investing Activities	(6,172)	-

FINANCING ACTIVITIES
Cash from issuance of common stock	17,650	-
Repayment on related party debt	(350)	(378)
Net Cash Provided by (Used in) Financing Activities	17,300	(378)

Increase in cash	14,217	2,860

Cash - Beginning of Period	30,889	3,598

Cash - End of Period	45,106	6,459

Non Cash Financing and Investing Activities:
Supplemental Disclosures:
Interest paid	-	-
Income Taxes Paid	-	-

The accompanying notes are an integral part of these condensed unaudited financial statements.

Asset Protection of America, Inc.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

Asset Protection of America, Inc. (“the Company”, “we”, “us” or “our”) was incorporated in the state of Nevada on August 27, 2010. Prior to March 28, 2014, the Company’s name was Bauman Estate Planning, Inc. The Company engages in the business of estate planning. The Company is a one-stop, full service estate planning and an asset protection company. The Company’s staff of professional, dedicated, experienced, knowledgeable and highly competent personnel are trained and licensed to offer a broad range of estate planning services. The Company can assist their customers from minimizing or eliminating probate and/or federal estate taxes to highly sophisticated estate planning tools. The Company’s fiscal year is December 31.

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has yet to achieve a sustainable, profitable business, resulting in retained earnings of $2,015 as at March 31, 2014, and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors or stockholders or through debt or equity financings.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a December 31 fiscal year end.

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit in accordance with SEC rules for quarterly reports on form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014 and 2013.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements. The results of operations for the periods ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit in overnight deposit accounts and investments in money market accounts. At March 31, 2014 and December 31, 2013, we had no cash equivalents.

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts, if deem necessary, is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations. There was $0 and $825 in accounts receivable as of March 31, 2014 and December 31, 2013, respectively.

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

Fixed Assets

Fixed assets are stated at historical cost less accumulated depreciation and amortization. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation is provided on a straight-line basis over the assets' estimated useful lives. The useful lives of the assets are as follows office equipment 3 years and leasehold improvements use the shorter of the estimated useful life or the remaining term of the agreements, generally ranging from 3 to 15 years. Additions and improvements are capitalized while routine repairs and maintenance are charged to expense as incurred. Upon sale or disposition, the historically recorded asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to other income / expense.

Long-Lived Assets

We account for our long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of March 31, 2014 and December 31, 2013, we had $5,744 and $0 long-lived assets, respectively.

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

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the price is fixed, services are rendered, and there is reasonable assurance of collection.

Concentration of Business and Credit Risk

No single customer represents more than 5% of our total sales

Advertising, Promotion and Marketing

We recognize advertising, promotion and marketing costs as incurred. The amount of advertising, promotion and marketing expense recognized for the three month periods ended March 31, 2014 and 2013 were $2,753 and $12,647, respectively.

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

No potential dilutive debt or equity instruments were issued or outstanding during the three month periods ended March 31, 2014 and 2013.

Recent Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, we evaluated subsequent events from March 31, 2014 to the date the financial statements were available for issue.

NOTE 4 – FIXED ASSETS

Fixed assets comprise of the following at March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
	(Unaudited)
Fixed assets – office equipment	6,172	-
Less accumulated depreciation	(429)	-
Total	$5,743	$-

For the three months ending March 31, 2014 and 2013, depreciation expense was $429 and $0, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

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

During the three months ended March 31, 2014 and 2013 the President was (repaid) or advanced to the Company $(350) and $(378) respectively. As of March 31, 2014 and December 31, 2013 the balances on the advances were $1,888 and $2,238 respectively. The advances are non-interest bearing, unsecured and due on demand.

The President provided office space for the Company to operate free of charge.

NOTE 6 – COMMON STOCK

In The Company is authorized by its Article of Incorporation and Bylaws to issue up to 75,000,000 Common Stock.

As at March 31, 2014, there were 11,548,000 shares of common stock issued and outstanding.

Between September 9, 2013 and December 12, 2013 the Company sold 330,000 shares of its $0.001 par value common stock at $0.05 per share to 14 investors for consideration of $16,500 in cash.

Between January 15, 2014 and March 24, 2014 the Company sold 418,000 shares of its $0.001 par value common stock at $0.05 per share to 24 investors for consideration of $20,900 in cash. $3,250 was received in the following quarter and accounted for as subscription receivable at March 31, 2014.

As at November 11, 2015, there were 11,548,000 shares of common stock issued and outstanding.

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

GENERAL DESCRIPTION OF BUSINESS

Asset Protection of America, Inc. (“APA”) was formed in August 2010. APA is a unique, full service, one-stop, and estate planning and asset protection company. Our team of dedicated, experienced and knowledgeable personnel is trained to offer a broad range of estate planning and asset protection services. We can assist you from minimizing or eliminating probate, and/or federal estate taxes to highly sophisticated asset protection tools. Our number one priority is to protect what you have.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

Revenue

During the three month period ended March 31, 2014, we generated $6,550 in revenues (2013 - $28,093) the decrease in sales between the two periods was due to the decrease in advertising and a decrease in referrals from outside sources.

Cost of revenue

Our cost of revenue was $600 for the three months ended March 31, 2014 (2013 - $0). We recognized cost of revenue in the three months ended March 31, 2014 because cost of revenue is only incurred on complex trust that require outside legal assistance and county recorder expenses. Most simple trusts do not require legal assistance.

Operating Expenses

During the three month period ended March 31, 2014, we incurred $6,124 in operating expenses (2013 - $15,330). During the period ended March 31, 2014, our operating expenses consisted of: $2,753 (2013 - $12,647) in advertising and marketing expenses and $500 (2013 - $1,333) in professional fees.

Net Income (Loss)

Our net income (loss) for the three months ended March 31, 2014 was $(174) compared to $12,763 for the three months ended March, 31, 2013, a variance of $12,937 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, we had $45,106 in current assets compared to $31,714 at December 31, 2013. Current liabilities at March 31, 2014 totaled $4,284 compared to $2,624 at December 31, 2013.

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has yet to achieve a sustainable, profitable business, resulting in retained earnings of $2,015 as at March 31, 2014, and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors or stockholders or through debt or equity financings.

Cash Flows from Operating Activities

For the period ended March 31, 2014, net cash flows provided by operating activities was $3,089 compared to $3,239 provided by operating activities for the period ended March 31, 2013.  During the three month period ended March 31, 2014, the Company generated a net loss of $174, which was offset for cash flow purposes by a decrease in accounts receivable of $975 and an increase in accounts payable of $2,010. By comparison during the three month period ended March 31, 2013 the Company generated income of $12,763 which was offset for cash flow purposes by an increase in accounts receivable of $7,925 and a decrease in accounts payable of $1,599.

Cash Flows from Investing Activities

We used $6,172 and $0 for investing activities during the three month periods ended March 31, 2014 or 2013, respectively. The $6,172 spent was for the purchase of office equipment.

Cash Flows from Financing Activities

During the three month period ended March 31, 2014, the Company received $17,650 from the sale of common stock and repaid $350 to related parties while there were was $378 repaid to related parties during the three months ended March 31, 2013.

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

As of March 31, 2014 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was not subject to any legal proceedings during the three month periods ended March 31, 2014 or 2013 and, to the best of its knowledge; no legal proceedings are pending or threatened.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three periods ended March 31, 2014 or 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued or outstanding during the three month periods ended March 31, 2014 or 2013.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are included or incorporated by reference as exhibits to this report.

Exhibit Number	Description
3.1	Amended Articles of Incorporation
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 11, 2015

Asset Protection of America, Inc.

Registrant

By: /s/ Todd Bauman

Todd Bauman

Chief Executive Officer