Form 10-Q
period 2014-06-30
ASSET PROTECTION OF AMERICA, INC.
filed 2015-11-12
CIK 1503455

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X . Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

ITEM 1. FINANCIAL STATEMENTS

Asset Protection of America, Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS	$	$

CURRENT ASSETS
Cash	43,400	30,889
Accounts receivable	1,050	825
Total Current Assets	44,450	31,714
Fixed Assets, net	5,230	-
TOTAL ASSETS	49,680	31,714

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Tax payable	386	386
Related party loans	1,913	2,238
Total Current Liabilities	2,299	2,624

Total Liabilities	2,299	2,624

STOCKHOLDERS' EQUITY

Common stock: $0.001 par value, 75,000,000 shares authorized 11,548,000 and 11,130,000 shares issued and outstanding as of June 30, 2014 (unaudited) and December 31, 2013	11,548	11,130
Additional paid in capital	36,252	15,770
Retained earnings (accumulated deficit)	(419)	2,190
Total Stockholders' Equity	47,381	29,090

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	49,680	31,714

The accompanying notes are an integral part of these condensed unaudited financial statements.

Asset Protection of America, Inc.

Condensed Statements of Operations (unaudited)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	$	$	$	$

SERVICE REVENUES	9,835	21,265	16,385	49,358
Cost of Revenue	4,003	2,800	4,603	2,800
Gross Profit	5,832	18,465	11,782	46,558

OPERATING EXPENSES
General and administrative	3,801	10,257	9,426	24,253
Professional fees	4,465	-	4,965	1,333
Total operating expenses	8,266	10,257	14,391	25,586

OPERATING INCOME (OPERATING LOSS)	(2,434)	8,208	(2,609)	20,972

Tax Expense	-	(802)	-	(802)

Net Income (Loss)	(2,434)	7,406	(2,609)	20,170

Net Income (Loss) Per Share - Basic and Diluted	0.00*	0.00*	0.00*	0.00*

Weighted Average Shares Outstanding -
Basic and Diluted	11,548,000	10,800,000	11,434,707	10,800,000

* denotes income (loss) of less than $0.01 per share

The accompanying notes are an integral part of these condensed audited financial statements.

Asset Protection of America, Inc.

Condensed Statements of Cash Flows (unaudited)

	For Six Months Ended
	June 30,
	2014	2013
	$	$
OPERATING ACTIVITIES
Net income (loss)	(2,609)	20,170
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	943	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(226)	(11,190)
(Decrease) in accounts payable	-	(2,957)
Increase in tax payable	-	802
Net Cash Provided by (Used in) Operating Activities	(1,892)	6,824

INVESTING ACTIVITIES
Capital expenditures	(6,172)	-
Net Cash (Used in) Investing Activities	(6,172)	-

FINANCING ACTIVITIES
Cash from issuance of common stock	20,900	-
Repayment on related party debt	(320)	(2,480)
Net Cash Provided by (Used in) Financing Activities	20,575	(2,480)

Increase in cash	12,511	4,345

Cash - Beginning of Period	30,889	3,598

Cash - End of Period	43,400	7,943

Non Cash Financing and Investing Activities:
Supplemental Disclosures:
Interest paid	-	-
Income Taxes Paid	-	-

The accompanying notes are an integral part of these condensed unaudited financial statements.

Asset Protection of America, Inc.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2014 AND 2013

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

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit in accordance with SEC rules for quarterly reports on form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the three and six months ended June 30, 2014 and 2013.,

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements. The results of operations for the three and six periods ended June 30, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit in overnight deposit accounts and investments in money market accounts. At June 30, 2014 and December 31, 2013, we had no cash equivalents.

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts, if deem necessary, is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations. There was $1,050 and $850 in accounts receivable as of June 30, 2014 and December 31, 2013, respectively.

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

Long-Lived Assets

We account for our long-lived assets in accordance with ASC Topic 360-10-05, “Accounting for the Impairment or Disposal of Long-Lived Assets.” ASC Topic 360-10-05 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of June 30, 2014 and December 31, 2013, we had $5,229 and $0 long-lived assets, respectively.

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

Concentration of Business and Credit Risk

No single customer represents more than 5% of our total sales

Advertising, Promotion and Marketing

We recognize advertising, promotion and marketing costs as incurred. The amount of advertising, promotion and marketing expense recognized for the three and six month periods ended June 30, 2014 and 2013 were $2,655 and $5,408 (2013 - $8,931 and $21,577), respectively.

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

No potential dilutive debt or equity instruments were issued or outstanding during the three and six month periods ended June 30, 2014 and 2013.

Recent Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, we evaluated subsequent events from June 30, 2014 to the date the financial statements were available for issue.

NOTE 4 – FIXED ASSETS

Fixed assets comprise of the following at June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
	(Unaudited)
Fixed assets – office equipment	6,172	-
Less accumulated depreciation	(942)	-
Total	$5,230	$-

For the six months ending June 30, 2014 and 2013, depreciation expense was $942 and $0, respectively.

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

During the six months ended June 30, 2014 and 2013, the President was (repaid) or advanced to the Company $(325) and $(2,480) respectively.

As of June 30, 2014 and December 31, 2013, the balances on the advances were $1,913 and $2,238 respectively. The advances are non-interest bearing, unsecured and due on demand.

The President provided office space for the Company to operate free of charge.

NOTE 6 – COMMON STOCK

In The Company is authorized by its Article of Incorporation and Bylaws to issue up to 75,000,000 Common Stock.

As at June 30, 2014, there were 11,548,000 shares of common stock issued and outstanding.

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

GENERAL DESCRIPTION OF BUSINESS

Asset Protection of America, Inc. “(APA”) was formed in August 2010. APA is a unique, full service, one-stop, and estate planning and asset protection company. Our team of dedicated, experienced and knowledgeable personnel is trained to offer a broad range of estate planning and asset protection services. We can assist you from minimizing or eliminating probate, and/or federal estate taxes to highly sophisticated asset protection tools. Our number one priority is to protect what you have.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2014 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013

Revenue

During the three months ended June 30, 2014, we generated $9,835 in revenues (2013 - $21,265) the decrease in sales between the two periods was due to the decrease in advertising and an increase in referrals from outside sources.

Cost of revenue

Our cost of revenue was $4,003 for the three months ended June 30, 2014 (2013 - $2,800). We recognized cost of revenue in the three months ended June 30, 2014 because cost of revenue is incurred on complex trust that require outside legal assistance and county recorder expenses. Most simple trusts do not require legal assistance.

Operating Expenses

During the three months ended June 30, 2014, we incurred $8,266 in operating expenses (2013 - $10,257). During the three months ended June 30, 2014, our operating expenses consisted of: $2,655 (2013 - $8,931) in advertising and marketing expenses and $4,465 (2013 - $0) in professional fees.

Net Income (Loss)

Our net loss for the three months ended June 30, 2014 was $2,434 compared to a net income of $9,840 for the three months ended June, 30, 2013, a variance of $9,326 due to the factors discussed above.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2014 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2013

Revenue

During the six month period ended June 30, 2014, we generated $16,385 in revenues (2013 - $49,358) the decrease in sales between the two periods was due to the decrease in advertising and an increase in referrals from outside sources.

Cost of revenue

Our cost of revenue was $4,603 for the six months ended June 30, 2014 (2013 - $2,800). We recognized cost of revenue in the six months ended June 30, 2014 because cost of revenue is incurred on complex trust that require outside legal assistance and county recorder expenses. Most simple trusts do not require legal assistance.

Operating Expenses

During the six month period ended June 30, 2014, we incurred $14,391 in operating expenses (2013 - $25,586). During the period ended June 30, 2014, our operating expenses consisted of: $5,408 (2013 - $21,577) in advertising and marketing expenses and $4,965 (2013 - $1,333) in professional fees.

Net Income (Loss)

Our net loss for the six months ended June 30, 2014 was $2,609 compared to net income of $20,170 for the six months ended June, 30, 2013, a variance of $22,779 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, we had $44,451 in current assets compared to $19,428 at December 31, 2013. Current liabilities at June 30, 2014 totaled $2,299 compared to $4,485 at December 31, 2013.

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

Cash Flows from Operating Activities

For the period ended June 30, 2014, net cash flows used by operating activities was $1,891 compared to $6,824 provided by operating activities for the period ended June 30, 2013, an increase of $8,715.  During the six month period ended June 30, 2014, the Company generated losses of $2,608, which was offset for cash flow purposes by an increase in accounts receivable of $225. By comparison during the six month period ended June 30, 2013, the Company generated income of $20,170, which was offset for cash flow purposes by an increase in accounts receivable of $11,190, a decrease in accounts payable of $2,957, and an increase in tax payable of $802.

Cash Flows from Investing Activities

We used $6,172 and $0 for investing activities during the six month periods ended June 30, 2014 or 2013, respectively. The $6,172 spent was for the purchase of office equipment.

Cash Flows from Financing Activities

During the six month period ended June 30, 2014, the Company received $20,900 from the sale of common stock and repaid $325 to related parties while during the six months ended June 30, 2013 repaying $2,480 to related parties.

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

As of June 30, 2014 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was not subject to any legal proceedings during the six month periods ended June 30, 2014 or 2013 and, to the best of its knowledge; no legal proceedings are pending or threatened.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the six periods ended June 30, 2014 or 2013.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued or outstanding during the six month periods ended June 30, 2014 or 2013.

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