Form 10-K
period 2014-12-31
ASSET PROTECTION OF AMERICA, INC.
filed 2015-11-12
CIK 1503455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

(800) 581-1522

(Telephone number, including area code)

________________________________________________

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

As of November 11, 2015, there were 11,548,000 shares of our common stock issued and outstanding.

Documents Incorporated by Reference: None.

ASSET PROTECTION OF AMERICA, INC.

ANNUAL REPORT ON FORM 10K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

PART I

ITEM 1. BUSINESS

Overview

Asset Protection of America, Inc. (“APA”, “the Company”, “we”, “us” or “our”) was formed in August 2010. Prior to March 28, 2014, the Company’s name was Bauman Estate Planning, Inc. APA is a unique, full service, one-stop estate planning and asset protection company. Our team of dedicated, experienced and knowledgeable personnel is trained to offer a broad range of estate planning and asset protection services. We can assist our customers by providing services ranging from minimizing or eliminating probate, and, or, federal estate taxes to highly sophisticated asset protection tools. Our number one priority is to protect what our customers have.

Business Summary

As the baby boomer generation continues to retire they are finally becoming concerned about their estate planning. Most boomers have not prepared anything including a simple will or power of attorney. Las Vegas is one of the top destination spot for retirees which make this a prime market to do conduct business. APA focuses on the pre-retiree and the retirement market providing such services as Last Will and Testaments, Living Trusts and power of attorneys. We offer high quality documents at a discounted price. We also insure client accounts are titled properly and beneficiary designations are complete. Our goal is to make sure everyone is protected with proper estate planning documents.

We maintain three office locations strategically placed next to retirement communities. These locations are easy to find and easily accessible. All appointments were conducted by personnel of APA in these offices. Review and preparation of all estate planning documents are handled by licensed attorneys with experience in estate planning and asset protection.

Services

The Company provides two main services:

First we offer a complimentary consultation for someone who does not have a living trust. We sit down and discuss with the client what their goals are and what they are trying to accomplish. APA feels a living trust is one of the best and inexpensive vehicles to avoid probate and provide conservatorship. Should the client decide to get a living trust done we provide them with a complete estate plan. This includes a Revocable Living Trust, a Last Will and Testament, a durable power of attorney for financial decisions, a durable power of attorney for healthcare and a living will. We also assist the client in transferring certain assets into the name of their trust and changing beneficiaries on appropriate assets.

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

The online website would be structured similar to Legalzoom. We feel our products will be more detailed and our follow up service to the client will be better. Our website, www.assetprotectionofamerica.com is up and functioning.

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

Marketing

The Company focuses on a four prong marketing approach. We target homeowners with direct mail offering a free consultation on proper estate planning. Advertisements are placed in local newspapers promoting trusts and free consultations for a trust along with upcoming seminars. The main thrust of clientele comes from local seminars in the retirement communities. The Company feels very confident that the service provided impresses the client so that they refer their friends to us. APA prides itself on a no-pressure atmosphere so clients feel very comfortable and know they are at the right place.

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

Subsidiaries

We currently do not have any subsidiaries

Executive Offices and Registered Agent

Our executive offices are located at 9500 W. Flamingo Road, Suite 205, Las Vegas, NV 89147. Our telephone number is (800) 581-1522.

Our registered transfer agent is Action Stock Transfer Corp. located at 2469 East Fort Union Blvd. Suite 214 Salt Lake City, Utah 84121. Their telephone and fax numbers are: Tel: 801-274-1088, Fax: 801-274-1099.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of November 11, 2015 the Company has three offices which are located near retirement communities. They are located at 9500 W. Flamingo Road #205, Las Vegas, NV 89147, 10120 S. Eastern Ave. #218, Henderson, NV 89052 and 5135 Camino Al Norte Suite 253, North Las Vegas, NV 89031. We believe these facilities are in good condition, but we may need to expand our leased space as our expansion efforts increase. All three properties are leased by our President, Todd Bauman, and provided to the Company free of charge.

ITEM 3. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the twelve month periods ended December 31, 2014 or 2013 or subsequent to December 31, 2014 and no legal proceedings are threatened or pending to the best of our knowledge or belief.

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

As of December 31, 2014 there were 11,548,000 shares of our common stock issued and outstanding and 42 shareholders.

As of November 11, 2015 there were 11,548,000 shares of common stock issued and outstanding and approximately 42 shareholders.

Our registered transfer agent is Action Stock Transfer Corp. located at 2469 East Fort Union Blvd. Suite 214 Salt Lake City, Utah 84121. Their telephone and fax numbers are: Tel: 801-274-1088, Fax: 801-274-1099.

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

Stock Repurchases

The Company did not make any stock repurchases during the twelve months ended December 31, 2014 and 2013 or from December 31, 2014 to the date of this report.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2014, we did not issue any securities in unregistered transactions.

Subsequent Sales of Unregistered Securities

We have not sold any shares of unregistered subsequent to December 31, 2014.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

The discussion that follows is derived from our audited balance sheets as of December 31, 2014 and 2013 and the audited statements of operations and cash flows for the years ended December 31, 2014 (“2014”) and 2013 (“2013”).

Results of Operations for the years ended December 31, 2014 and 2013

Revenue

During 2014, we generated $30,443 in revenues compared to revenues of $69,258 in 2013. Revenue decreased in 2014 as compared to 2013 because of our decreased advertising in the period.

We expect to increase our revenues during 2015. We are increasing our marketing efforts and plan to hire more sales reps.

Cost of revenue

During 2014, our cost of revenue was $9,174 compared to $8,500 for 2013. The increase in cost of revenue for 2014 as compared to 2013 was due to a increase in more complex Last Will and Testaments, Living Trusts and power of attorneys.

Cost of revenue comprises of county filing fees and legal fees associated with complex Last Will and Testaments, Living Trusts and power of attorneys that cannot be created without legal advice.

Operating expenses

During 2014, we incurred $37,464 in operating expenses (2013 - $42,556). During 2013 our operating expenses consisted of $11,172 (2013- $32,320) advertising and marketing expenses; $18,793 (2013 - $3,068) in professional fees; $5,088 (2013 - $1,650) in office expenses which includes supplies, rent and telephone. We expect that our operating expenses will increase as we are able to raise capital and further our business operations.

Net income (loss)

Our net loss for 2014 was $16,195 compared to a net income of $17,816 for 2013. The losses in 2014 were largely due to decreased revenue driven from decreasing advertising expenditures in the year.

Despite our expectation of increased revenues, we believe that we will operate at a net loss for 2015 as we increase our operating expenses in an attempt to further implement our business plan.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2014, we had $32,181 in current assets compared to $31,714 at December 31, 2013. Current liabilities at December 31, 2014 totaled $2,587 compared to $2,625 at December 31, 2013.

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has generated losses during the twelve months ended December 31, 2014, resulting in an accumulated deficit of $14,005 as of December 31, 2014. The company is anticipating future losses in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors or stockholders or through debt or equity financings.

Operating Activities

During the twelve months ended December 31, 2014 net cash flows used in operating activities was $12,953 compared to $27,290 provided by operating activities during the twelve months ended December 31, 2013, an increase of $40,243. During the twelve months ended December 31, 2014, the Company generated losses of $16,195, which was offset for cash flow purposes by a decrease in accounts receivable of $825, an increase in accounts payable of $445. By comparison, during the twelve months ended December 31, 2013, the Company generated income of $17,816, which was offset for cash flow purposes by a decrease in accounts receivable of $530, a decrease in accounts payable of $3,677, and an increase in tax payable of $386.

Investing Activities

We used $6,172 and $0 for investing activities during the twelve months ended December 31, 2014 or 2013, respectively.

Financing Activities

During the twelve months ended December 31, 2014, the Company received $20,900 from the sale of shares of its common stock and repaid $482. During the twelve months ended December 31, 2013, the Company received $16,500 from the sale of shares of its common stock and repaid $3,204.

OFF BALANCE-SHEET ARRANGEMENTS

We have not had, and at December 31, 2014, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

To the Directors of Asset Protection of America, Inc. (fka Bauman Estate Planning, Inc.)

9500 W. Flamingo Rd. Suite 205 Las Vegas, NV 89147

We have audited the accompanying balance sheet of Asset Protection of America, Inc. (fka Bauman Estate Planning, Inc.) as of December 31, 2014, and the related statement of operations, changes in stockholder’s equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asset Protection of America, Inc. (fka Bauman Estate Planning, Inc.) as of December 31, 2014 and the result of its operations and its cash flows for the years ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has suffered losses and currently does not have sufficient available funding to fully implement its business plan. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3, which includes raising additional funds through financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/ TAAD, LLP

Walnut, CA. 91789

November 11, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of Asset Protection of America, Inc (formerly Bauman Estate Planning, Inc.)

9500 W. Flamingo Rd. Suite 205 Las Vegas, NV 89147

We have audited the accompanying balance sheet of Asset Protection of America, Inc (formerly Bauman Estate Planning, Inc.) as of December 31, 2013, and the related statement of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bauman Estate Planning, Inc. as of December 31, 2013 and the related statement of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Wheat Ridge, Colorado

November 11October 14, 2015

9605 West 49th Ave. Suite 200 Wheat Ridge, Colorado 80033 ~ Phone 303-968-3281 ~ Fax 303-456-7488 ~ www.cutlercpas.com

Asset Protection of America, Inc. (fka Bauman Estate Planning, Inc.)
Balance Sheets
	December 31,	December 31,
	2014	2013
ASSETS	$	$

CURRENT ASSETS
Cash	32,181	30,889
Accounts receivable	-	825
Total Current Assets	32,181	31,714
Fixed assets, net	4,201	-
TOTAL ASSETS	36,382	31,714

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	445	-
Tax payable	386	386
Related party loans	1,756	2,239
Total Current Liabilities	2,587	2,625

Total Liabilities	2,587	2,625

STOCKHOLDERS' EQUITY

Common stock: $0.001 par value, 75,000,000 shares authorized 11,548,000 and 11,130,000 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	11,548	11,130
Additional paid-in capital	36,252	15,770
Retained earnings (accumulated deficit)	(14,005)	2,189
Total Stockholders' Equity	33,795	29,089

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	36,382	31,714

The accompanying notes are an integral part of these audited financial statements.

Asset Protection of America, Inc. (fka Bauman Estate Planning, Inc.)
Statements of Operations
	For the Year ended		For the Year ended
	December 31,		December 31,
	2014		2013
	$		$

REVENUES	30,443		69,258
Cost of Revenue	9,174		8,500
Gross Profit	21,269		60,758

OPERATING EXPENSES
General and administrative	18,671		39,488
Professional fees	18,793		3,068
Total operating expenses	37,464		42,556

OPERATING INCOME (LOSS)	(16,195)		18,202

Tax Expense	-		(386)

Net Income (Loss)	(16,195)		17,816

Net Income (Loss) Per Share - Basic and Diluted	0.00	*	0.00	*

Weighted Average Shares Outstanding -
Basic and Diluted	11,496,860		10,859,963

* denotes income (loss) of less than $0.01 per share

The accompanying notes are an integral part of these audited financial statements.

Asset Protection of America, Inc. (fka Bauman Estate Planning, Inc.)
Statement of Changes in Stockholders’ Equity

	Common		Additional		Total
	Stock		Paid-In	Deficit	Stockholders'
	Shares	Amount	Capital	Accumulated	Equity

Balance, December 31, 2012	10,800,000	$10,800	$(400)	$(15,627)	$(5,227)

Common stock issued for cash	330,000	330	16,170	-	16,500
Net income for the year December, 2013	-	-	-	17,816	17,816
Balance, December 31, 2013	11,130,000	11,130	15,770	2,189	29,089

Common stock issued for cash	448,000	418	20,482		20,900
Net loss for the year December, 2014	-	-	-	(16,195)	(16,195)
Balance, December 31, 2014	11,548,000	$11,548	$36,252	$(14,005)	$33,795

The accompanying notes are an integral part of these audited financial statements.

Asset Protection of America, Inc. (fka Bauman Estate Planning, Inc.)
Statements of Cash Flows
	For Year	For Year
	Ended	Ended
	December 31,	December 31,
	2014	2013
	$	$
OPERATING ACTIVITIES
Net income (loss)	(16,195)	17,816
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization expenses	1,971	-
Changes in operating assets and liabilities:
Decrease / (Increase) in accounts receivable	825	(530)
(Decrease) / Increase in accounts payable	445	(3,677)
(Decrease) / Increase in tax payable	-	386
Net Cash Provided by (Used in) Operating Activities	(12,954)	13,995

INVESTING ACTIVITIES
Capital expenditures	(6,172)	-
Net Cash Used in Investing Activities	(6,172)	-

FINANCING ACTIVITIES
Repayment on related party debt	(482)	(3,204)
Common stock issued for cash	20,900	16,500
Net Cash Provided by Financing Activities	20,418	13,296

Increase in cash	1,292	27,291

Cash - Beginning of Period	30,889	3,598

Cash - End of Period	32,181	30,889

Non Cash Financing and Investing Activities:
Supplemental Disclosures:
Interest paid	-	-
Income Taxes Paid	-	-

The accompanying notes are an integral part of these audited financial statements.

Asset Protection of America Inc.

(fka Bauman Estate Planning, Inc.)

Notes to Financial Statements

For the years ended December 31, 2014 and 2013

Note 1 - Nature of Operations

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

Note 2 - Summary of Significant Accounting Policies

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

Business Segments

The Company believes that its activities during the twelve month periods ended December 31, 2014 and 2013 comprised a single segment.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. At December 31, 2014 and 2013, we had no cash equivalents.

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

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts, if deem necessary, is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations. There was $0 and $825 in accounts receivable as of December 31, 2014 and 2013, respectively.

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

Impairment of Long-Lived Assets

The Company, when applicable, continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. The Company had held no long-lived assets during the twelve month periods ended December 31, 2014 and 2013.

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

Advertising Costs

We recognize advertising, promotion and marketing costs as incurred. The amount of advertising, promotion and marketing expense recognized for the year ended December 31, 2014 and 2013 were $11,172 and $32,320, respectively.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the twelve month periods ended December 31, 2014 and 2013.

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

Note 3 - Going Concern

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has generated losses during the twelve months ended December 31, 2014, resulting in an accumulated deficit of $14,005 as of December 31, 2014. The company is anticipating future losses in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors or stockholders or through debt or equity financings.

Note 4 – Fixed Assets

Fixed assets comprise of the following at December 31, 2014 and 2013.

	December 31, 2014	December 31, 2013

Fixed assets – office equipment	6,172	-
Less accumulated depreciation	(1,971)	-
Total	$4,201	$-

For the years ending December 31, 2014 and 2013, depreciation expense was $1,971 and $0, respectively.

Note 5 - Related Party Debt and Transactions

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

During the years ended December 31, 2014 and 2013, the President, Todd Bauman, advanced the Company $1,756 and $0 respectively. As of December 31, 2014 and 2013 the balances on the advances were $1,756 and $2,239. The advances are non-interest bearing, unsecured and due on demand.

During the years ended December 31, 2014 and 2013, the Andrea Scott, the Company’s Secretary and Director, was paid $800 and $0, respectively, for professional services.

The Company’s office spaces are leased by our President, Todd Bauman, and provided to the Company free of charge.

Note 6 - Stockholders’ Equity (Deficit)

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

As at December 31, 2014, there were 11,548,000 shares of common stock issued and outstanding.

As at November 11, 2015, there were 11,548,000 shares of common stock issued and outstanding.

Note 7 - Income Taxes

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

As of December 31, 2014 the Company had net operating loss carry forwards of $14,005 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a 100% valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

As of December 31, 2013, the Company had net accumulated operating income of $2,576 on which we accrued a tax provision of $386 calculated at 15%.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the years ended December 31, 2014 and 2013, we have had no disagreements with our accountants on accounting and financial disclosure.

ITEM 9a. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Todd Bauman, who is our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2014. Based on that evaluation it was concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In May of 2002, Mr. Bauman owned and operated The Wealth Preservation Group. This firm was dedicated to assisting pre-retirees and retirees with their investments, estate planning, life insurance, long-term care insurance and tax planning. In 2008 I split the company into three entities. Bauman Financial Group, LLC focuses on Insurance and Annuities. Asset Protection of America, Inc. focuses on Estate Planning and Asset Protection. Bauman Advisory Group, LLC is a Registered Investment Advisory firm. Todd Bauman is a comprehensive financial advisor who meets with people to assist them with their investments, estate planning, life insurance, long-term care insurance and tax planning.

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

8/10 – Present

Secretary for Asset Protection of America, Inc.

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

Mrs. Scott spends approximately 4 hours per day on Asset Protection of America.

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

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our directors, officers and all employees. The code of business conduct and ethics may be obtained free of charge by writing to Asset Protection of America, Inc., Attn: Chief Financial Officer, 9500 W. Flamingo Rd. Suite 205, Las Vegas, NV 89147.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning the annual and long-term compensation of our Chief Executive Officer and our other executive officers during the last two fiscal years.

Name and Principal Position	Year	Salary*	(a) Bonus	(b) Option Awards	(c) All Other Compensation	Total Compensation
Todd Bauman	2014	$ 0	$ 0	$ 0	$ 0	$ 0
Chairman of the Board, CFO	2013	$ 0	$ 0	$ 0	$ 0	$ 0
President, Treasurer
Andrea Scott	2014	$ 0	$ 0	$ 0	$ 0	$ 0
Secretary	2013	$ 0	$ 0	$ 0	$ 0	$ 0

There are no employment agreements between the Company and Mr. Bauman or Ms. Scott. The understanding is that compensation in the form of cash payments will not begin until the corporation has been profitable for 4 consecutive quarters and that there is no written agreement as to this understanding.

Stock Incentive Plan

We do not have a stock incentive plan.

Compensation of Directors

We did not pay our directors, who also act as senior management/officers any fees or other compensation for acting as a director during our fiscal years ended December 31, 2014 or 2013.

Our directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of November 11, 2015, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than 5 percent of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Number of Shares Beneficially Owned (*)	Percent of Class (**)
Todd Bauman	9,000,000	77.87%
Andrea Scott	1,000,000	8.65%
All directors and officers as a group(2 persons)	10,000,000	86.52%

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

(**) Percent of class is calculated on the basis of the number of shares outstanding on November 11, 2015 (11,548,000).

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

During the years ended December 31, 2014 and 2013 the President advanced the Company $1,756 and $0 respectively. As of December 31, 2014 and 2013 the balances on the advances were $1,756 and $2,238. The advances are non-interest bearing, unsecured and due on demand. Our Board of Directors has responsibility for establishing and maintaining guidelines relating to any related party transactions between us and any of our officers or directors. Any conflict of interest between a director or officer and us must be referred to the non-interested directors, if any, for approval. We intend to adopt written guidelines for the board of directors which will set forth the requirements for review and approval of any related party transactions.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

On October 30, 2015, we dismissed Cutler & Co., LLC (“Cutler”) as its independent registered public accounting firm. The decision was approved by our Board of Directors.

The reports of Cutler on our financial statements for the fiscal years ended December 31, 2013 and 2012 did not contain an adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope, or accounting principles, except the report did contain an explanatory paragraph related to our ability to continue as a going concern. During the fiscal years ended December 31, 2013 and 2012, and the subsequent period through the date of this report, there were (i) no disagreements with Cutler on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Cutler would have caused Cutler to make reference to the subject matter of the disagreements in connection with its report, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On October 27, 2015, we engaged TAAD, LLP (“TAAD”) our new independent registered public accounting firm. The appointment of TAAD was approved by our Board of Directors. During the fiscal year ended December 31, 2014, we did not consult with TAAD on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and TAAD did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees consist of fees billed for professional services rendered for the audit of our company’s financial statements and review of our interim financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements. During 2014 and 2013, audit fees were $5,000 and $0, respectively.

Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees".

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2014 or 2013. During 2014, bookkeeping fees were $1,400. In 2013 bookkeeping fees were $735. None of the bookkeeping fees in 2013 or 2014 were paid to the auditor.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report are as follows:

1) Financial Statements: The financial statements, related notes and report of independent registered public accounting firm are included in Item 8 of Part II of this 2014 Annual Report on Form 10-K.

2) Financial Statement Schedules: All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

3) Exhibits: The required exhibits are included at the end of this Report and are described in the exhibit index.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
*3.1	Articles of Incorporation, dated August 27, 2010 (incorporated herein by reference to Exhibit 3.1 of the Company’s Form S-1 Registration Statement filed November 11, 2010)
*3.2	Amended Articles of Incorporation dated (incorporated herein by reference to Exhibit 3.2 of the Company’s Form 10-Q for the period ending March 31, 2014 filed November 11, 2015)
*3.3	By-laws dated August 30, 2010 (incorporated herein by reference to Exhibit 3.2 of the Company’s Form S-1 Registration Statement filed November 11, 2010)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS †	XBRL Instance
101.SCH †	XBRL Taxonomy Extension Schema
101.CAL †	XBRL Taxonomy Extension Calculation
101.DEF †	XBRL Taxonomy Extension Definition
101.LAB †	XBRL Taxonomy Extension Labels
101.PRE †	XBRL Taxonomy Extension Presentation

* Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 11, 2015

Asset Protection of America, Inc.

By: /s/ Todd Bauman

Name: Todd Bauman

Title: Chief Executive Officer (principal executive officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Todd Bauman
Todd Bauman	President, Chief Executive Officer and Director	November 11, 2015