Form 10-K/A
period 2014-12-31
ASSET PROTECTION OF AMERICA, INC.
filed 2015-11-18
CIK 1503455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is filed for the purpose of amending Part II, Item 8 of the Company’s Form 10-K filed with the Securities and Exchange Commission on November 12, 2015 (the “Annual Report”) to disclose a mistyped number in the Stockholders’ Equity, of which the Company became aware on November 13, 2015. Additionally, for of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 of Regulation S-T.

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

Operating expenses

During 2014, we incurred $37,463 in operating expenses (2013 - $42,556). During 2013 our operating expenses consisted of $11,172 (2013- $32,320) advertising and marketing expenses; $18,793 (2013 - $3,068) in professional fees; $5,088 (2013 - $1,650) in office expenses which includes supplies, and telephone. We expect that our operating expenses will increase as we are able to raise capital and further our business operations.

Net income (loss)

Our net loss for 2014 was $16,194 compared to a net income of $17,816 for 2013. The losses in 2014 were largely due to decreased revenue driven from decreasing advertising expenditures in the year.

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

Investing Activities

We used $6,172 and $0 in purchasing of office equipment during the twelve months ended December 31, 2014 or 2013, respectively.

Financing Activities

During the twelve months ended December 31, 2014, the Company received $20,900 from the sale of shares of its common stock and repaid $483 in related party loan. During the twelve months ended December 31, 2013, the Company received $16,500 from the sale of shares of its common stock and repaid $3,204 in related party loan.

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

November 12, 2015

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

Wheat Ridge, Colorado

October 14, 2015

9605 West 49th Ave. Suite 200 Wheat Ridge, Colorado 80033 ~ Phone 303-968-3281 ~ Fax 303-456-7488 ~ www.cutlercpas.com

Asset Protection of America, Inc. (fka Bauman Estate Planning, Inc.)
Balance Sheets
	December 31,	December 31,
	2014	2013
ASSETS	$	$

CURRENT ASSETS
Cash	32,181	30,889
Accounts receivable	-	825
Total Current Assets	32,181	31,714
Fixed assets, net	4,201	-
TOTAL ASSETS	36,382	31,714

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	445	-
Tax payable	386	386
Related party loans	1,756	2,239
Total Current Liabilities	2,587	2,625

Total Liabilities	2,587	2,625

STOCKHOLDERS' EQUITY

Common stock: $0.001 par value, 75,000,000 shares authorized 11,548,000 and 11,130,000 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	11,548	11,130
Additional paid-in capital	36,252	15,770
Retained earnings (accumulated deficit)	(14,005)	2,189
Total Stockholders' Equity	33,795	29,089

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	36,382	31,714

The accompanying notes are an integral part of these audited financial statements.

Asset Protection of America, Inc. (fka Bauman Estate Planning, Inc.)
Statements of Operations
	For the Year ended		For the Year ended
	December 31,		December 31,
	2014		2013
	$		$

SERVICE REVENUES	30,443		69,258
Cost of Revenue	9,174		8,500
Gross Profit	21,269		60,758

OPERATING EXPENSES
General and administrative	18,670		39,488
Professional fees	18,793		3,068
Total operating expenses	37,463		42,556

OPERATING INCOME (LOSS)	(16,194)		18,202

Tax Expense	-		(386)

Net Income (Loss)	(16,194)		17,816

Net Income (Loss) Per Share - Basic and Diluted	(0.00)	*	0.00	*

Weighted Average Shares Outstanding -
Basic and Diluted	11,487,928		10,859,963

* denotes income (loss) of less than $0.01 per share

The accompanying notes are an integral part of these audited financial statements.

Asset Protection of America, Inc. (fka Bauman Estate Planning, Inc.)
Statement of Changes in Stockholders’ Equity

	Common		Additional		Total
	Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2012	10,800,000	$10,800	$(400)	$(15,627)	$(5,227)

Common stock issued for cash	330,000	330	16,170	-	16,500
Net income for the year December, 2013	-	-	-	17,816	17,816
Balance, December 31, 2013	11,130,000	11,130	15,770	2,189	29,089

Common stock issued for cash	418,000	418	20,482		20,900
Net loss for the year December, 2014	-	-	-	(16,194)	(16,194)
Balance, December 31, 2014	11,548,000	$11,548	$36,252	$(14,005)	$33,795

The accompanying notes are an integral part of these audited financial statements.

Asset Protection of America, Inc. (fka Bauman Estate Planning, Inc.)
Statements of Cash Flows
	For Year	For Year
	Ended	Ended
	December 31,	December 31,
	2014	2013
	$	$
OPERATING ACTIVITIES
Net income (loss)	(16,194)	17,816
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization expenses	1,971	-
Changes in operating assets and liabilities:
Decrease / (Increase) in accounts receivable	825	(530)
(Decrease) / Increase in accounts payable	445	(3,677)
(Decrease) / Increase in tax payable	-	386
Net Cash Provided by (Used in) Operating Activities	(12,953)	13,995

INVESTING ACTIVITIES
Capital expenditures - office equipment	(6,172)	-
Net Cash Used in Investing Activities	(6,172)	-

FINANCING ACTIVITIES
Repayment on related party debt	(483)	(3,204)
Common stock issued for cash	20,900	16,500
Net Cash Provided by Financing Activities	20,417	13,296

Increase in cash	1,292	27,291

Cash - Beginning of Period	30,889	3,598

Cash - End of Period	32,181	30,889

Non Cash Financing and Investing Activities:
Supplemental Disclosures:
Interest paid	-	-
Income Taxes Paid	-	-

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

Note 4 – Fixed Assets

Fixed assets comprise of the following at December 31, 2014 and 2013.

	December 31, 2014	December 31, 2013

Fixed assets – office equipment	6,172	—
Less accumulated depreciation	(1,971)	—
Total	$4,201	$—

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

On October 27, 2015, we dismissed Cutler & Co., LLC (“Cutler”) as its independent registered public accounting firm. The decision was approved by our Board of Directors.

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

3) Exhibits: The required exhibits are included at the end of this Report and are described in the exhibit index.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
*3.1	Articles of Incorporation, dated August 27, 2010 (incorporated herein by reference to Exhibit 3.1 of the Company’s Form S-1 Registration Statement filed November 11, 2010)
*3.2	Amended Articles of Incorporation dated (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed October 27, 2015)
*3.3	By-laws dated August 30, 2010 (incorporated herein by reference to Exhibit 3.2 of the Company’s Form S-1 Registration Statement filed November 11, 2010)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

101.INS †	XBRL Instance
101.SCH †	XBRL Taxonomy Extension Schema
101.CAL †	XBRL Taxonomy Extension Calculation
101.DEF †	XBRL Taxonomy Extension Definition
101.LAB †	XBRL Taxonomy Extension Labels
101.PRE †	XBRL Taxonomy Extension Presentation

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

Signature	Title	Date
Todd Bauman	President, Chief Executive Officer and Director	November 11, 2015