Form 10-Q
period 2015-03-31
ASSET PROTECTION OF AMERICA, INC.
filed 2015-11-19
CIK 1503455

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 X  . Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

As of November 19, 2015, the issuer had 11,548,000 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Asset Protection of America, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS	$	$

CURRENT ASSETS
Cash	34,346	32,181

Total Current Assets	34,346	32,181
Fixed Assets, net	3,686	4,201
TOTAL ASSETS	38,032	36,382

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	1,248	445
Deferred revenue	355	—
Taxes payable	—	386
Related party loans	1,756	1,756
Total Current Liabilities	3,359	2,587

Total Liabilities	3,359	2,587

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value, 75,000,000 shares authorized 11,548,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014	11,548	11,548
Additional paid-in capital	36,252	36,252
Accumulated deficit	(13,127)	(14,005)
Total Stockholders' Equity	34,673	33,795

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	38,032	36,382

The accompanying notes are an integral part of these condensed unaudited financial statements.

Asset Protection of America, Inc.

Condensed Statements of Operations (unaudited)

	For Three Months Ended
	March 31,
	2015		2014
	$		$

Service Revenue	13,730		6,550
Cost of revenue	900		600
Gross profit	12,830		5,950

OPERATING EXPENSES
General and administrative	3,512		5,624
Professional fees	8,826		500
Total operating expenses	12,338		6,124

OPERATING INCOME (LOSS)	492		(174)

Other income - tax credit	386		—

Net Income (Loss)	878		(174)

Net Income (Loss) Per Share - Basic and Diluted	(0.00	)*	(0.00)*

Weighted Average Shares Outstanding -
Basic and Diluted	11,548,000		11,304,378

* denotes income (loss) of less than $0.01 per share

The accompanying notes are an integral part of these condensed unaudited financial statements.

Asset Protection of America, Inc.

Condensed Statements of Cash Flows (unaudited)

	For Three Months Ended
	March 31,
	2015	2014
	$	$
OPERATING ACTIVITIES:
Net income (loss)	878	(174)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	515	429
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	825
Increase in accounts payable	803	2,010
Decrease in tax payable	(386)	—
Increase in deferred revenue	355	—
Net Cash Provided by Operating Activities	2,165	3,090

INVESTING ACTIVITIES:
Capital expenditures	—	(6,172)
Net Cash Used in Investing Activities	—	(6,172)

FINANCING ACTIVITIES:
Cash from issuance of common stock	—	17,650
Repayment on related party debt	—	(350)
Net Cash Provided by Financing Activities	—	17,300

Increase in cash	2,165	14,218

Cash - Beginning of Period	32,181	30,889

Cash - End of Period	34,346	45,107

Non Cash Financing and Investing Activities:
Supplemental Disclosures:
Interest paid	—	—
Income Taxes Paid	—	—

The accompanying notes are an integral part of these condensed unaudited financial statements.

Asset Protection of America, Inc.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

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

NOTE 2 - GOING CONCERN

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has yet to achieve a sustainable, profitable business, resulting in accumulated deficit of $13,127 as at March 31, 2015, and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors or stockholders or through debt or equity financings.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentations

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a December 31 fiscal year end.

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit in accordance with SEC rules for quarterly reports on form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2015 and 2014.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements. The results of operations for the periods ended March 31, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit in overnight deposit accounts and investments in money market accounts. At March 31, 2015 and December 31, 2014, we had no cash equivalents.

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

The carrying value of cash, accounts payable and deferred revenue which approximate their fair value due to their short maturities.

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

Advertising, Promotion and Marketing

We recognize advertising, promotion and marketing costs as incurred. The amount of advertising, promotion and marketing expense recognized for the three month periods ended March 31, 2015 and 2014 were $2,626 and $2,753, respectively.

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

No potential dilutive debt or equity instruments were issued or outstanding during the three month periods ended March 31, 2015 and 2014.

Recent Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

NOTE 4 – FIXED ASSETS

Fixed assets comprise of the following at March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
	(Unaudited)
Fixed assets – office equipment	6,172	6,172
Less accumulated depreciation	(2,486)	(1,971)
Total	$3,686	$4,201

For the three months ending March 31, 2015 and 2014, depreciation expense was $515 and $429, respectively.

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

During the three months ended March 31, 2015 and 2014 the President was (repaid) or advanced to the Company $0 and $(350) respectively. As of March 31, 2015 and December 31, 2014 the balances on the advances were $1,756 and $1,756 respectively. The advances are non-interest bearing, unsecured and due on demand.

The President provided office space for the Company to operate free of charge.

NOTE 6 – COMMON STOCK

The Company is authorized by its Article of Incorporation and Bylaws to issue up to 75,000,000 Common Stock.

As at March 31, 2015, there were 11,548,000 shares of common stock issued and outstanding.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014

Service Revenue

During the three month period ended March 31, 2015, we generated $13,730 in service revenues (2014 - $6,550) the increase in revenues between the two periods was due to the increase in referrals from outside sources.

Cost of Revenue

Our cost of revenue was $900 for the three months ended March 31, 2015 (2014 - $600). We recognized cost of revenue in the three months ended March 31, 2015 because cost of revenue is only incurred on complex trust that require outside legal assistance and county recorder expenses. Most simple trusts do not require legal assistance.

Operating Expenses

During the three month period ended March 31, 2015, we incurred $12,338 in operating expenses (2014 - $6,124). During the period ended March 31, 2015, our operating expenses mainly consisted of: $2,626 (2014 - $2,753) in advertising and marketing expenses and $8,826 (2014 - $500) in professional fees.

Net Income (Loss)

Our net income (loss) for the three months ended March 31, 2015 was $878 compared to $(174) for the three months ended March 31, 2014, a variance of $1,052 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2015, we had $38,032 in current assets compared to $36,382 at December 31, 2014. Current liabilities at March 31, 2015 totaled $3,359 compared to $2,587 at December 31, 2014.

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has yet to achieve a sustainable, profitable business, resulting in accumulated deficit of $13,127 as at March 31, 2015, and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors or stockholders or through debt or equity financings.

Cash Flows from Operating Activities

For the period ended March 31, 2015, net cash flows provided by operating activities was $2,165 compared to $3,090 provided by operating activities for the period ended March 31, 2014.  During the three month period ended March 31, 2015, the Company generated a net income of $878, which was offset for cash flow purposes an increase in accounts payable of $803 and depreciation of $515, an increase in deferred revenue of $355 and a reduction in tax liability of $386. By comparison during the three month period ended March 31, 2014 the Company generated a net loss of $174, which was offset for cash flow purposes by a decrease in accounts receivable of $825 and an increase in accounts payable of $2,010.

Cash Flows from Investing Activities

We used $0 and $6,172 for investing activities during the three month periods ended March 31, 2015 and 2014, respectively. The $6,172 spent was for the acquisition of office equipment.

Cash Flows from Financing Activities

During the three month period ended March 31, 2014, the Company received $17,650 from the sale of common stock and repaid $350 to related parties.

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

As of March 31, 2015 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was not subject to any legal proceedings during the three month periods ended March 31, 2015 or 2014 and, to the best of its knowledge; no legal proceedings are pending or threatened.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three periods ended March 31, 2015 or 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued or outstanding during the three month periods ended March 31, 2015 or 2014.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are included or incorporated by reference as exhibits to this report.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2015

Asset Protection of America, Inc.

Registrant

By: /s/ Todd Bauman

Todd Bauman

Chief Executive Officer