Form 10-Q
period 2015-06-30
ASSET PROTECTION OF AMERICA, INC.
filed 2015-11-20
CIK 1503455

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X    Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No  X

As of November 19, 2015, the issuer had 11,548,000 shares of common stock issued and outstanding.

	TABLE OF CONTENTS		Page

	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	(Unaudited)	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation		10
Item 3.	Quantitative and Qualitative Disclosures about Market Risk		13
Item 4.	Controls and Procedures		13

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings		13
Item 1A.	Risk Factors		15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		13
Item 3.	Defaults Upon Senior Securities		13
Item 4.	Mine Safety Disclosures		13
Item 5.	Other Information		13
Item 6.	Exhibits		14

ITEM 1. FINANCIAL STATEMENTS

Asset Protection of America, Inc.

Condensed Balance Sheets

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS	$	$

CURRENT ASSETS
Cash	22,637	32,181

Total Current Assets	22,637	32,181
Fixed Assets, net	3,172	4,201
TOTAL ASSETS	25,809	36,382

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	38	445
Deferred revenue	588	—
Taxes payable	—	386
Related party loans	1,756	1,756
Total Current Liabilities	2,382	2,587

Total Liabilities	2,382	2,587

STOCKHOLDERS' EQUITY

Common stock: $0.001 par value, 75,000,000 shares authorized 11,548,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014	11,548	11,548
Additional paid-in capital	36,252	36,252
Accumulated deficit	(24,373)	(14,005)
Total Stockholders' Equity	23,427	33,795

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	25,809	36,382

The accompanying notes are an integral part of these condensed unaudited financial statements.

Asset Protection of America, Inc.

Condensed Statements of Operations (unaudited)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	$	$	$	$

Service Revenues	14,195	9,835	27,725	16,385
Cost of revenue	4,126	4,003	5,026	4,603
Gross profit	10,069	5,832	22,699	11,782

OPERATING EXPENSES
General and administrative	4,359	3,802	7,871	9,426
Professional fees	16,956	4,465	25,582	4,965
Total operating expenses	21,315	8,267	33,453	14,391

OPERATING INCOME (OPERATING LOSS)	(11,246)	(2,435)	(10,754)	(2,609)

Other income - tax credit	—	—	386	—

Net loss	(11,246)	(2,435)	(10,368)	(2,609)

Net Loss Per Share - Basic and Diluted	0.00 *	0.00 *	0.00 *	0.00 *

Weighted Average Shares Outstanding -
Basic and Diluted	11,548,000	11,548,000	11,426,862	11,426,862

* denotes income (loss) of less than $0.01 per share

The accompanying notes are an integral part of these condensed unaudited financial statements.

Asset Protection of America, Inc.

Condensed Statements of Cash Flows (unaudited)

	For Six Months Ended
	June 30,
	2015	2014
	$	$
OPERATING ACTIVITIES
Net loss	(10,368)	(2,609)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,029	942
Changes in operating assets and liabilities:
Increase in accounts receivable	—	(225)
Decrease in accounts payable	(407)	—
Increase in deferred revenue	588	—
Increase in tax payable	(386)	—
Net Cash Used in Operating Activities	(9,544)	(1,892)

INVESTING ACTIVITIES
Capital expenditures – office equipment	—	(6,172)
Net Cash Used in Investing Activities	—	(6,172)

FINANCING ACTIVITIES
Cash from issuance of common stock	—	20,900
Repayment on related party debt	—	(320)
Net Cash Provided by (Used in) Financing Activities	—	20,575

Increase (decrease) in cash	(9,544)	12,511

Cash - Beginning of Period	32,181	30,889

Cash - End of Period	22,637	43,400

Non Cash Financing and Investing Activities:
Supplemental Disclosures:
Interest paid	—	—
Income Taxes Paid	—	—

The accompanying notes are an integral part of these condensed unaudited financial statements.

Asset Protection of America, Inc.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

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

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit in accordance with SEC rules for quarterly reports on form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the three and six months ended June 30, 2015 and 2014.,

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements. The results of operations for the three and six periods ended June 30, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit in overnight deposit accounts and investments in money market accounts. At June 30, 2015 and December 31, 2014, we had no cash equivalents.

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

Advertising, Promotion and Marketing

We recognize advertising, promotion and marketing costs as incurred. The amount of advertising, promotion and marketing expense recognized for the three and six month periods ended June 30, 2015 were $3,491 and $6,118 (2014 - $2,655 and $5,408), respectively.

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

No potential dilutive debt or equity instruments were issued or outstanding during the three and six month periods ended June 30, 2015 and 2014.

Recent Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

NOTE 4 – FIXED ASSETS

Fixed assets comprise of the following at June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
	(Unaudited)
Fixed assets	$6,172	$6,172
Less accumulated depreciation	(3,000)	(1,971)
Total	$3,172	$4,201

For the six months ending June 30, 2015 and 2014, depreciation expense was $1,029 and $942, respectively.

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

During the six months ended June 30, 2015 and 2014, the President was (repaid) or advanced to the Company $0 and $(325), respectively.

As of June 30, 2015 and December 31, 2014, the balances on the advances were $1,756 and $1,756, respectively. The advances are non-interest bearing, unsecured and due on demand.

The President provided office space for the Company to operate free of charge.

NOTE 6 – COMMON STOCK

The Company is authorized by its Article of Incorporation and Bylaws to issue up to 75,000,000 Common Stock.

As at June 30, 2015, there were 11,548,000 shares of common stock issued and outstanding.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2015 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2014

Service Revenue

During the three months ended June 30, 2015, we generated $14,195 in service revenues (2014 - $9,835) the increase in revenues between the two periods was due to the increase in advertising and an increase in referrals from outside sources.

Cost of Revenue

Our cost of revenue was $4,126 for the three months ended June 30, 2015 (2014 - $4,003). We recognized cost of revenue in the three months ended June 30, 2015 because cost of revenue is incurred on complex trust that require outside legal assistance and county recorder expenses. Most simple trusts do not require legal assistance.

Operating Expenses

During the three months ended June 30, 2015, we incurred $21,315 in operating expenses (2014 - $8,267). During the three months ended June 30, 2015, our operating expenses mainly consisted of: $3,491 (2014 - $2,655) in advertising and marketing expenses and $16,956 (2014 - $4,465) in professional fees.

Net Loss

Our net loss for the three months ended June 30, 2015 was $11,246 compared to a net loss of $2,435 for the three months ended June 30, 2014, a variance of $8,811 due to costs associated with being public.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2015 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2014

Service Revenue

During the six month period ended June 30, 2015, we generated $27,725 in revenues (2014 - $16,385) the increase in sales between the two periods was due to the increase in advertising and an increase in referrals from outside sources.

Cost of Revenue

Our cost of revenue was $5,026 for the six months ended June 30, 2015 (2014 - $4,603). We recognized cost of revenue in the six months ended June 30, 2015 because cost of revenue is incurred on complex trust that require outside legal assistance and county recorder expenses. Most simple trusts do not require legal assistance.

Operating Expenses

During the six month period ended June 30, 2015, we incurred $33,453 in operating expenses (2014 - $14,391). During the period ended June 30, 2015, our operating expenses mainly consisted of: $6,118 (2014 - $5,408) in advertising and marketing expenses and $25,582 (2014 - $4,965) in professional fees.

Net Loss

Our net loss for the six months ended June 30, 2015 was $10,368 compared to net lossof $2,069 for the six months ended June, 30, 2013, a variance of $8,299 due to costs associated with being public.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, we had $22,637 in current assets compared to $32,181 at December 31, 2014. Current liabilities at June 30, 2015 totaled $2,382 compared to $2,587 at December 31, 2014.

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

Cash Flows from Operating Activities

For the period ended June 30, 2015, net cash flows used by operating activities was $9,544 compared to $1,892 provided by operating activities for the period ended June 30, 2014, an increase of $7,652.  During the six month period ended June 30, 2015, the Company generated losses of $10,368, which was offset for cash flow purposes by an increase depreciation expense of 1,029, a decrease in accounts payable of $407 and an increase in deferred revenue of $588. By comparison during the six month period ended June 30, 2014, the Company generated losses of $2,609, which was offset for cash flow purposes by an increase in depreciation expense of $942 and accounts receivable of $225.

Cash Flows from Investing Activities

We used $0 and $6,172 for investing activities during the six month periods ended June 30, 2015 or 2014, respectively. The $6,172 spent was for the acquisition of office equipment.

Cash Flows from Financing Activities

During the six month period ended June 30, 2015, the Company no financing activities while during the six months ended June 30, 2014, the Company received $20,900 from the sale of common stock and repaid $320 to related parties.

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

As of June 30, 2015 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was not subject to any legal proceedings during the six month periods ended June 30, 2015 or 2014 and, to the best of its knowledge; no legal proceedings are pending or threatened.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the six periods ended June 30, 2015 or 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued or outstanding during the six month periods ended June 30, 2015 or 2014.

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

Date: November 19, 2015

Asset Protection of America, Inc.

Registrant

By: /s/ Todd Bauman

Todd Bauman

Chief Executive Officer and Chief Financial Officer