Form 10-Q
period 2015-09-30
ASSET PROTECTION OF AMERICA, INC.
filed 2015-11-20
CIK 1503455

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X    Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

ITEM 1. FINANCIAL STATEMENTS

Asset Protection of America, Inc.

Condensed Balance Sheets

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS	$	$

CURRENT ASSETS
Cash	7,562	32,181

Total Current Assets	7,562	32,181
Fixed Assets, net	2,658	4,201
TOTAL ASSETS	10,220	36,382

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	—	445
Deferred revenue	1,075	—
Note payable	50,750	—
Taxes payable	—	386
Related party loans	1,756	1,756
Total Current Liabilities	53,581	2,587

Total Liabilities	53,581	2,587

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value, 75,000,000 shares authorized 11,548,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014	11,548	11,548
Additional paid-in capital	36,252	36,252
Accumulated deficit	(91,161)	(14,005)
Total Stockholders' Equity (Deficit)	(43,361)	33,795

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	10,220	36,382

The accompanying notes are an integral part of these condensed unaudited financial statements.

Asset Protection of America, Inc.

Condensed Statements of Operations (unaudited)

	For Three Months Ended		For Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	$	$	$	$

Service Revenues	5,285	4,233	33,210	20,618
Cost of revenue	3,360	1,262	8,386	5,865
Gross profit	1,925	2,971	24,824	14,753

OPERATING EXPENSES
General and administrative	2,011	5,551	9,882	14,977
Professional fees	66,702	3,645	92,484	8,610
Total operating expenses	68,713	9,196	102,366	23,587

OPERATING INCOME (OPERATING LOSS)	(66,788)	(6,225)	(77,542)	(8,834)

Other income - tax credit	—	—	386	—

Net income (loss)	(66,788)	(6,225)	(77,156)	(8,834)

Net Income Per Share - Basic and Diluted	(0.01)*	(0.00)*	(0.01)*	(0.00)*

Weighted Average Shares Outstanding -
Basic and Diluted	11,548,000	11,548,000	11,548,000	11,467,685

* denotes income (loss) of less than $0.01 per share

The accompanying notes are an integral part of these condensed unaudited financial statements.

Asset Protection of America, Inc.

Condensed Statements of Cash Flows (unaudited)

	For Nine Months Ended
	September 30,
	2015	2014
	$	$
OPERATING ACTIVITIES
Net loss	(77,156)	(8,834)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation	1,543	1,457
Changes in operating assets and liabilities:
(Decrease) / Increase in accounts receivable	—	485
(Decrease) / Increase in accounts payable	(445)	2,410
Increase in deferred revenue	1,075	—
Increase in interest payable	750	—
Decrease in tax payable	(386)	—
Net Cash Used in Operating Activities	(74,619)	(4,482)

INVESTING ACTIVITIES
Capital expenditures – office equipment	—	(6,172)
Net Cash Used in Investing Activities	—	(6,172)

FINANCING ACTIVITIES
Issuance of note payable	50,000	—
Repayment on short term debt, related party	—	(307)
Shares of common stock sold for cash	—	20,900
Net Cash Provided by Financing Activities	50,000	20,593

Increase in cash	(24,619)	9,939

Cash - Beginning of Period	32,181	30,889

Cash - End of Period	7,562	40,828

Non Cash Financing and Investing Activities:
Supplemental Disclosures:
Interest paid	—	—
Income Taxes Paid	—	—

The accompanying notes are an integral part of these condensed unaudited financial statements.

Asset Protection of America, Inc.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

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

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit in accordance with SEC rules for quarterly reports on form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the three and nine months ended September 30, 2015 and 2014.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements. The results of operations for the three and nine periods ended September 30, 2015 and 2014 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit in overnight deposit accounts and investments in money market accounts. At September 30, 2015 and December 31, 2014, we had no cash equivalents.

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

Advertising, Promotion and Marketing

We recognize advertising, promotion and marketing costs as incurred. The amount of advertising, promotion and marketing expense recognized for the three and nine month periods ended September 30, 2015 was $0 and $6,118 (2014 - $2,814 and $8,222), respectively.

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

No potential dilutive debt or equity instruments were issued or outstanding during the three and nine month periods ended September 30, 2015 and 2014.

Recent Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

NOTE 4 – FIXED ASSETS

Fixed assets comprise of the following at September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
	(Unaudited)
Fixed assets	6,172	6,172
Less accumulated depreciation	(3,514)	(1,971)
Total	$2,658	$4,201

For the nine months ending September 30, 2015 and 2014, depreciation expense was $1,543 and $1,457, respectively.

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

During the nine months ended September 30, 2015 and 2014, the President was (repaid) or advanced to the Company $0 and $(307) respectively.

As of September 30, 2015 and December 31, 2014, the balances on the advances were $1,756 and $1,756 respectively. The advances are non-interest bearing, unsecured and due on demand.

The President provided office space for the Company to operate free of charge.

NOTE 6 – NOTE PAYABLE

On July 1, 2015, the Company issued a note payable with a principle of $50,000 and interest rate of 6% (“Note”). The Note is due on January 1, 2016. As of September 30, 2015, the amount of interest payable is $750.

NOTE 7 – COMMON STOCK

The Company is authorized by its Article of Incorporation and Bylaws to issue up to 75,000,000 Common Stock.

As at September 30, 2015, there were 11,548,000 shares of common stock issued and outstanding.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2014

Service Revenue

During the three months ended September 30, 2015, we generated $5,285 in service revenues (2014 - $4,233) the increase in revenues between the two periods was due to the increase in referrals from outside sources.

Cost of Revenue

Our cost of revenue was $3,360 for the three months ended September 30, 2015 (2014 - $1,262). We recognized cost of revenue in the three months ended September 30, 2015 because cost of revenue is incurred on complex trust that require outside legal assistance and county recorder expenses. Most simple trusts do not require legal assistance.

Operating Expenses

During the three months ended September 30, 2015, we incurred $68,713 in operating expenses (2014 - $9,196). During the three months ended September 30, 2015, our operating expenses consisted of: $0 (2014 - $2,814) in advertising and marketing expenses and $66,701 (2014 - $3,645) in professional fees. The increase in professional fees related to the cost of being public.

Net Loss

Our net loss for the three months ended September 30, 2015 was $66,788 compared to net loss of $6,225 for the three months ended September 30, 2014, a variance of $60,563 due to the factors discussed above.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2014

Service Revenue

During the nine month period ended September 30, 2015 we generated $33,210 in service revenues (2014 - $20,618) the increase in revenues between the two periods was due to the increase in referrals from outside sources.

Cost of Revenue

Our cost of revenue was $8,386 for the nine months ended September 30, 2015 (2014 - $5,865). We recognized cost of revenue in the nine months ended September 30, 2015 because cost of revenue is incurred on complex trust that require outside legal assistance and county recorder expenses. Most simple trusts do not require legal assistance.

Operating Expenses

During the nine month period ended September 30, 2015, we incurred $102,366 in operating expenses (2014 - $23,587). During the period ended September 30, 2015, our operating expenses consisted of: $6,118 (2014 - $8,223) in advertising and marketing expenses and $92,484 (2014 - $8,610) in professional fees. The increase in operating expenses were related to the cost of being public.

Net Loss

Our net loss for the nine months ended September 30, 2015 was $77,156 compared to a net loss of $8,834 for the nine months ended September 30, 2014, a variance of $68,322 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, we had $7,562 in current assets compared to $32,181 at December 31, 2014. Current liabilities at September 30, 2015 totaled $53,581 compared to $2,587 at December 31, 2014.

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

Cash Flows from Operating Activities

For the period ended September 30, 2015, net cash flows used in operating activities was $74,934 compared to $4,482 used by operating activities for the period ended September 30, 2014, an increase of $70,452. During the nine month period ended September 30, 2015, the Company generated losses of $77,156, which was offset for cash flow purposes by an increase depreciation expense of $1,543, deferred revenue of 1,075, and depreciation of $750, a decrease in accounts payable of $445. By comparison during the nine month period ended September 30, 2014, the Company generated losses of $8,834, which was offset for cash flow purposes by an increase in accounts receivable of $485, an increase in accounts payable of $2,410 and depreciation of $1,457.

Cash Flows from Investing Activities

We used $0 and $6,172 for investing activities during the nine month periods ended September 30, 2015 and 2014. The $6,172 spent was for the acquisition of office equipment.

Cash Flows from Financing Activities

During the nine month ended September 30, 2015, the Company received $50,000 note payable compared to $0 during nine month ended September 30, 2014. The Company received $20,900 from the sale of shares of its common stock and repaid $307 to related parties during the nine months ended September 30, 2014.

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

As of September 30, 2015 we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was not subject to any legal proceedings during the nine month periods ended September 30, 2015 or 2013 and, to the best of its knowledge; no legal proceedings are pending or threatened.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the six periods ended September 30, 2015 or 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued or outstanding during the nine month periods ended September 30, 2015 or 2013.

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