Form 10-K
period 2015-12-31
ASSET PROTECTION OF AMERICA, INC.
filed 2016-02-23
CIK 1503455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 000-55579

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

As of February 23, 2016, there were 11,548,000 shares of our common stock issued and outstanding.

Documents Incorporated by Reference: None.

ASSET PROTECTION OF AMERICA, INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of February 23, 2016 the Company has three offices which are located near retirement communities. They are located at 9500 W. Flamingo Road #205, Las Vegas, NV 89147, 10120 S. Eastern Ave. #218, Henderson, NV 89052 and 5135 Camino Al Norte Suite 253, North Las Vegas, NV 89031. We believe these facilities are in good condition, but we may need to expand our leased space as our expansion efforts increase. All three properties are leased by our President, Todd Bauman, and provided to the Company free of charge.

ITEM 3. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the twelve month periods ended December 31, 2015 or 2014 or subsequent to December 31, 2015 and no legal proceedings are threatened or pending to the best of our knowledge or belief.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable to our Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We intend to apply to have our stock traded on the OTC Markets. The OTC Markets is separate and distinct from the NASDAQ stock market and other stock exchanges. NASDAQ has no business relationship with issuers of securities quoted on the OTC Markets. The SEC’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the OTC Markets.

The NASDAQ stock market has rigorous listing standards to ensure the high quality of its issuers, and can delist issuers for not meeting those standards. On the OTC Markets, it is the market maker who chooses to quote a security on the system, files the application, and is obligated to comply with keeping information about the issuer in its files. There is no guarantee that the company will find a market maker to apply for listing of our common stock on the OTC Markets.

Investors must contact a broker-dealer to trade OTC Markets securities. Investors do not have direct access to the bulletin board service. For OTC Market securities, there only has to be one market maker.

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

Because OTC Market stocks are usually not followed by analysts, there may be lower trading volume than for NASDAQ-listed securities.

Number of Shareholders

As of December 31, 2011, there were 10,000,000 shares of our common stock issued and outstanding and 2 shareholders

On July 23, 2012, the Company issued 400,000 shares of its $0.001 par value common stock at $0.0025 per share for services provided by Terry Adler.

On August 27, 2012, the Company issued 400,000 shares of its $0.001 par value common stock at $0.0025 per share for services provided by James Kestler.

As of December 31, 2012, there were 10,800,000 shares of our common stock issued and outstanding and 4 shareholders.

Between September 9, 2013 and December 12, 2013, the Company sold 330,000 shares of its $0.001 par value common stock at $0.05 per share to 14 investors for consideration of $16,500 in cash.

Between January 15, 2014 and March 24, 2014, the Company sold 418,000 shares of its $0.001 par value common stock at $0.05 per share to 24 investors for consideration of $20,900 in cash.

As of December 31, 2015, there were 11,548,000 shares of our common stock issued and outstanding and 42 shareholders.

As of February 23, 2016, there were 11,548,000 shares of common stock issued and outstanding and approximately 42 shareholders.

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

Stock Repurchases

The Company did not make any stock repurchases during the twelve months ended December 31, 2015 and 2014 or from December 31, 2015 to the date of this report.

Securities Issued in Unregistered Transactions

During the quarter ended December 31, 2015, we did not issue any securities in unregistered transactions.

Subsequent Sales of Unregistered Securities

We have not sold any shares of unregistered subsequent to December 31, 2015.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

The discussion that follows is derived from our audited balance sheets as of December 31, 2015 and 2014 and the audited statements of operations and cash flows for the years ended December 31, 2015 (“2015”) and 2014 (“2014”).

Results of Operations for the years ended December 31, 2015 and 2014

Service Revenue

During 2015, we generated $40,762 in service revenues compared to service revenues of $30,443 in 2014. Revenue increased in 2015 as compared to 2014 because we spoke at more seminars.

We expect to increase our revenues during 2016. We are increasing our marketing efforts and plan to hire more sales reps.

Cost of revenue

During 2015, our cost of revenue was $8,586 compared to $9,174 for 2014. The decrease in cost of revenue for 2015 as compared to 2014 was due to a decrease in number of more complex Last Will and Testaments, Living Trusts and power of attorneys.

Cost of revenue comprises of county filing fees and legal fees associated with complex Last Will and Testaments, Living Trusts and power of attorneys that cannot be created without legal advice.

Operating expenses

During 2015, we incurred $117,129 in operating expenses (2014 - $37,464). During 2015 our operating expenses consisted of $9,789 (2014- $11,172) advertising and marketing expenses; $106,081 (2014 - $18,793) in professional fees; $1,259 (2014 - $5,088) in office expenses which includes supplies, rent and telephone. The significant increase in professional fees during 2015, were related to fees associated with going public. We expect that our operating expenses will increase as we are able to raise capital and further our business operations.

Net loss

Our net loss for 2015 was $84,953 compared to a net loss of $16,195 for 2013. The losses in 2015 were largely due to increasing expenditures in the year related to being public.

Despite our expectation of increased revenues, we believe that we will operate at a net loss for 2016 as we increase our operating expenses in an attempt to further implement our business plan.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2015, we had $6,119 in current assets compared to $32,181 at December 31, 2014. Current liabilities at December 31, 2015 totaled $59,420 compared to $2,587 at December 31, 2014.

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has generated losses during the twelve months ended December 31, 2015, resulting in an accumulated deficit of $98,958 as of December 31, 2015. The company is anticipating future losses in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors or stockholders or through debt or equity financings.

Operating Activities

During the twelve months ended December 31, 2015 net cash flows used in operating activities was $80,517 compared to $12,954 used in operating activities during the twelve months ended December 31, 2014, an increase of $67,563. During the twelve months ended December 31, 2014, the Company generated losses of $16,195, which was offset for cash flow purposes by a decrease in accounts receivable of $825, an increase in accounts payable of $445. By comparison, during the twelve months ended December 31, 2015, the Company generated losses of $84,953, which was offset for cash flow purposes by an increase in interest payable of $1,500 and depreciation expense of $2,058 and deferred revenue of $1,995 while it was decreased by an increase in accounts receivable of $315, a decrease in accounts payable of $415, and an decrease in tax payable of $386.

Investing Activities

We used $0 and $6,172 for investing activities during the twelve months ended December 31, 2015 or 2014, respectively.

Financing Activities

During the twelve months ended December 31, 2014, the Company received $20,900 from the sale of shares of its common stock and repaid $482. During the twelve months ended December 31, 2015, the Company received $50,000 from a note payable and an advance from a related party of $4,140.

OFF BALANCE-SHEET ARRANGEMENTS

We have not had, and at December 31, 2015, do not have, any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of Asset Protection of America, Inc. (fka Bauman Estate Planning, Inc.)

9500 W. Flamingo Rd. Suite 205 Las Vegas, NV 89147

We have audited the accompanying balance sheets of Asset Protection of America, Inc. (fka Bauman Estate Planning, Inc.) as of December 31, 2015 and 2014, and the related statement of operations, changes in stockholder’s equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asset Protection of America, Inc. (fka Bauman Estate Planning, Inc.) as of December 31, 2015 and 2014 and the result of its operations and its cash flows for the years ended December 31, 2015 and 2014 in conformity with U.S. generally accepted accounting principles.

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

s/ TAAD, LLP

Walnut, CA

February 23, 2016

Asset Protection of America, Inc. (fka Bauman Estate Planning, Inc.)
Balance Sheets
	December 31,	December 31,
	2015	2014
ASSETS	$	$

CURRENT ASSETS
Cash	6,119	32,181
Accounts receivable	—	—
Total Current Assets	6,119	32,181
Fixed assets, net	2,143	4,201
TOTAL ASSETS	8,262	36,382

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	30	445
Tax payable	—	386
Deferred revenue	1,995	—
Note payable	51,500	—
Related party loans	5,895	1,756
Total Current Liabilities	59,420	2,587

Total Liabilities	59,420	2,587

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value, 75,000,000 shares authorized 11,548,000 shares issued and outstanding as of December 31, 2015 and December 31, 2014	11,548	11,548
Additional paid-in capital	36,252	36,252
Accumulated deficit	(98,958)	(14,005)
Total Stockholders' Equity (Deficit)	(51,158)	33,795

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	8,262	36,382

The accompanying notes are an integral part of these audited financial statements.

Asset Protection of America, Inc. (fka Bauman Estate Planning, Inc.)
Statements of Operations
	For the Year ended	For the Year ended
	December 31,	December 31,
	2015	2014
	$	$

SERVICE REVENUES	40,762	30,443
Cost of Revenue	8,586	9,174
Gross Profit	32,176	21,269

OPERATING EXPENSES
General and administrative	11,048	18,671
Professional fees	106,081	18,793
Total operating expenses	117,129	37,464

OPERATING LOSS	(84,953)	(16,195)

Tax Expense	—	—

Net Loss	(84,953)	(16,195)

Net Loss Per Share - Basic and Diluted	(0.01)	(0.00)

Weighted Average Shares Outstanding -
Basic and Diluted	11,548,000	11,496,860

The accompanying notes are an integral part of these audited financial statements.

Asset Protection of America, Inc. (fka Bauman Estate Planning, Inc.)
Statement of Changes in Stockholders’ Equity (Deficit)

	Common Stock		Additional		Total
			Paid-In	Deficit	Stockholders'
	Shares	Amount	Capital	Accumulated	Equity

Balance, December 31, 2013	11,130,000	$11,130	$15,770	$2,189	$29,089

Common stock issued for cash	448,000	418	20,482		20,900
Net loss	—	—	—	(16,195)	(16,195)
Balance, December 31, 2014	11,548,000	$11,548	$36,252	$(14,005)	$33,795

Net loss	—	—	—	(84,953)	(84,953)
Balance, December 31, 2015	11,548,000	$11,548	$36,252	$(98,958)	$(51,158)

The accompanying notes are an integral part of these audited financial statements.

Asset Protection of America, Inc. (fka Bauman Estate Planning, Inc.)
Statements of Cash Flows
	For Year	For Year
	Ended	Ended
	December 31,	December 31,
	2015	2014
	$	$
OPERATING ACTIVITIES
Net loss	(84,953)	(16,195)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization expenses	2,058	1,971
Changes in operating assets and liabilities:
Decrease / (Increase) in accounts receivable	-	825
(Decrease) / Increase in accounts payable	(415)	445
(Decrease) / Increase in interest payable	1,500	—
(Decrease) / Increase in deferred revenue	1,995	—
(Decrease) / Increase in tax payable	(387)	—
Net Cash Used in Operating Activities	(80,202)	(12,954)

INVESTING ACTIVITIES
Capital expenditures	—	(6,172)
Net Cash Used in Investing Activities	—	(6,172)

FINANCING ACTIVITIES
Advance/(repayment) on related party debt	4,140	(482)
Cash received from note payable	50,000	—
Common stock issued for cash	—	20,900
Net Cash Provided by Financing Activities	54,140	20,418

Increase / (decrease) in cash	(26,062)	1,292

Cash - Beginning of Period	32,181	30,889

Cash - End of Period	6,119	32,181

Non Cash Financing and Investing Activities:
Supplemental Disclosures:
Interest paid	—	—
Income Taxes Paid	—	—

The accompanying notes are an integral part of these audited financial statements.

Asset Protection of America Inc.

(fka Bauman Estate Planning, Inc.)

Notes to Financial Statements

For the years ended December 31, 2015 and 2014

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value. At December 31, 2015 and 2014, we had no cash equivalents.

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

Accounts Receivable

Accounts receivable are carried at the expected net realizable value. The allowance for doubtful accounts, if deem necessary, is based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations. There was $0 in accounts receivable as of December 31, 2015 and 2014.

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

Impairment of Long-Lived Assets

The Company, when applicable, continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. The Company had held no long-lived assets during the twelve month periods ended December 31, 2015 and 2014.

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

Advertising Costs

We recognize advertising, promotion and marketing costs as incurred. The amount of advertising, promotion and marketing expense recognized for the year ended December 31, 2015 and 2014 were $6,118 and $11,172, respectively.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the twelve month periods ended December 31, 2015 and 2014.

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

Note 3 - Going Concern

These financial statements have been prepared on a going concern basis, which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has generated losses during the twelve months ended December 31, 2015, resulting in an accumulated deficit of $98,958 as of December 31, 2015. The company is anticipating future losses in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors or stockholders or through debt or equity financings.

Note 4 – Fixed Assets

Fixed assets comprise of the following at December 31, 2015 and 2014.

	December 31, 2015	December 31, 2014

Fixed assets – office equipment	$6,172	$6,172
Less accumulated depreciation	(4,029)	(1,971)
Total	$2,143	$4,201

For the years ending December 31, 2015 and 2014, depreciation expense was $2,058 and $1,971, respectively.

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

During the years ended December 31, 2015 and 2014, the President, Todd Bauman, advanced the Company $4,140 and $1,756. As of December 31, 2015 and 2014 the balances on the advances were $5,896 and $1,756. The advances are non-interest bearing, unsecured and due on demand.

During the years ended December 31, 2015 and 2014, the Andrea Scott, the Company’s Secretary and Director, was paid $4,935 and $800, respectively, for professional services.

The Company’s office spaces are leased by our President, Todd Bauman, and provided to the Company free of charge.

Note 6 – Note Payable

On July 1, 2015, the Company issued a note payable with a principle of $50,000 and interest rate of 6% (“Note”). The Note is due on January 1, 2016. As of December 31, 2015, the amount of interest payable is $1,500. The note is in default as the Company did not pay off on January 1, 2016.

Note 7 - Stockholders’ Equity (Deficit)

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

As at December 31, 2015, there were 11,548,000 shares of common stock issued and outstanding.

As at February 23, 2016, there were 11,548,000 shares of common stock issued and outstanding.

Note 8 - Income Taxes

The Company accounts for income taxes using the liability method; under which deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effect of changes in tax laws and rates on the date of enactment. The Company has not filed its federal tax returns.

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

As of December 31, 2015 the Company had net operating loss carry forwards of $98,958 that may be available to reduce future years’ taxable income through 2032. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a 100% valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Note 9 – Subsequent Event

The note payable of $50,000 in note 6 is in default as of the filing date of this 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the years ended December 31, 2015 and 2014, we have had no disagreements with our accountants on accounting and financial disclosure.

ITEM 9a. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Todd Bauman, who is our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2015. Based on that evaluation it was concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The names, ages, and respective positions of our directors, executive officers, and key employees are set forth below.

Name	Age	Present Positions with Company
Todd Bauman	45	President, Treasurer, Chief Executive Officer, Chief Financial Officer and a Director
Andrea Scott	41	Secretary and a Director

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

Name and Principal Position	Year	Salary*	(a) Bonus	(b) Option Awards	(c) All Other Compensation	Total Compensation
Todd Bauman	2015	$0	$0	$0	$0	$0
Chairman of the Board, CFO	2014	$0	$0	$0	$0	$0
President, Treasurer
Andrea Scott	2015	$4,935	$0	$0	$0	$4,935
Secretary	2014	$800	$0	$0	$0	$800

There are no employment agreements between the Company and Mr. Bauman or Ms. Scott. The understanding is that compensation in the form of cash payments will not begin until the corporation has been profitable for 4 consecutive quarters and that there is no written agreement as to this understanding.

Stock Incentive Plan

We do not have a stock incentive plan.

Compensation of Directors

We did not pay our directors, who also act as senior management/officers any fees or other compensation for acting as a director during our fiscal years ended December 31, 2015 or 2014.

Our directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of February 23, 2016, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than 5 percent of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

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

(**) Percent of class is calculated on the basis of the number of shares outstanding on February 23, 2016 (11,548,000).

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

During the years ended December 31, 2015 and 2014 the President advanced the Company $1,756 and $0 respectively. As of December 31, 2015 and 2014 the balances on the advances were $4,140 and $1,756. The advances are non-interest bearing, unsecured and due on demand. Our Board of Directors has responsibility for establishing and maintaining guidelines relating to any related party transactions between us and any of our officers or directors. Any conflict of interest between a director or officer and us must be referred to the non-interested directors, if any, for approval. We intend to adopt written guidelines for the board of directors which will set forth the requirements for review and approval of any related party transactions.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Public Accountants

On October 27, 2015, we engaged TAAD, LLP (“TAAD”) our new independent registered public accounting firm. The appointment of TAAD was approved by our Board of Directors. During the fiscal year ended December 31, 2015, we did not consult with TAAD on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company's financial statements, and TAAD did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Audit Fees consist of fees billed for professional services rendered for the audit of our company’s financial statements and review of our interim financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements. During 2015 and 2014, audit fees were $24,403 and $5,000, respectively.

Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees".

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2015 or 2014.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Report are as follows:

1) Financial Statements: The financial statements, related notes and report of independent registered public accounting firm are included in Item 8 of Part II of this 2015 Annual Report on Form 10-K.

2) Financial Statement Schedules: All schedules have been omitted because they are not applicable or not required, or the required information is included in the financial statements or notes thereto.

3) Exhibits: The required exhibits are included at the end of this Report and are described in the exhibit index.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
*3.1	Articles of Incorporation, dated August 27, 2010 (incorporated herein by reference to Exhibit 3.1 of the Company’s Form S-1 Registration Statement filed November 11, 2010)
*3.2	Amended Articles of Incorporation dated (incorporated herein by reference to Exhibit 3.2 of the Company’s Form 10-Q for the period ending March 31, 2014 filed February 23, 2016)
*3.3	By-laws dated August 30, 2010 (incorporated herein by reference to Exhibit 3.2 of the Company’s Form S-1 Registration Statement filed November 11, 2010)
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
101.INS †	XBRL Instance
101.SCH †	XBRL Taxonomy Extension Schema
101.CAL †	XBRL Taxonomy Extension Calculation
101.DEF †	XBRL Taxonomy Extension Definition
101.LAB †	XBRL Taxonomy Extension Labels
101.PRE †	XBRL Taxonomy Extension Presentation

* Previously filed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2016

Asset Protection of America, Inc.

By: /s/ Todd Bauman

Name: Todd Bauman

Title: Chief Executive Officer (principal executive officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Todd Bauman
Todd Bauman	President, Chief Executive Officer and Director	February 23, 2016