Form 10-Q
period 2016-03-31
ASSET PROTECTION OF AMERICA, INC.
filed 2016-04-14
CIK 1503455

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X    Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

(800) 581-1522
Registrant's Phone

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No     .

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

As of April 14, 2016, the issuer had 11,548,000 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Asset Protection of America, Inc.

Condensed Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS	$	$

CURRENT ASSETS
Cash	7,667	6,119
Accounts Receivable	820	-
Total Current Assets	8,487	6,119
Fixed Assets, net	1,629	2,143
TOTAL ASSETS	10,116	8,262

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	—	30
Deferred revenue	2,965	1,995
Note payable	52,250	51,500
Related party loans	19,140	5,895
Total Current Liabilities	74,355	59,420

Total Liabilities	74,355	59,420

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value, 75,000,000 shares authorized 11,548,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015	11,548	11,548
Additional paid-in capital	36,252	36,252
Accumulated deficit	(112,039)	(98,958)
Total Stockholders' Equity (Deficit)	(64,239)	(51,158)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	10,116	8,262

The accompanying notes are an integral part of these condensed unaudited financial statements.

Asset Protection of America, Inc.

Condensed Statements of Operations (unaudited)

	For Three Months Ended
	March 31,
	2016	2015
	$	$

Service Revenue	10,660	13,730
Cost of revenue	1,860	900
Gross profit	8,800	12,830

OPERATING EXPENSES
General and administrative	1,750	3,512
Professional fees	20,130	8,826
Total operating expenses	21,880	12,338

OPERATING INCOME (LOSS)	(13,080)	492

Other income - tax credit	—	386

Net Income (Loss)	(13,080)	878

Net Income (Loss) Per Share - Basic and Diluted	$(0.00)	$0.00

Weighted Average Shares Outstanding -
Basic and Diluted	11,548,000	11,548,000

* denotes income (loss) of less than $0.01 per share

The accompanying notes are an integral part of these condensed unaudited financial statements.

Asset Protection of America, Inc.

Condensed Statements of Cash Flows (unaudited)

	For Three Months Ended
	March 31,
	2016	2015
	$	$
OPERATING ACTIVITIES:
Net income (loss)	(13,080)	878
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	514	515
Changes in operating assets and liabilities:
Increase in accounts receivable	(820)	—
Decrease in accounts payable	(30)	803
Decrease in tax payable	—	(386)
Increase in interest payable	750	—
Increase in deferred revenue	970	355
Net Cash Provided by (used in) Operating Activities	(11,696)	2,165

FINANCING ACTIVITIES:
Related party advance	15,000	—
Repayment on related party advance	(1,756)	—
Net Cash Provided by Financing Activities	13,244	—

Increase in cash	1,548	2,165

Cash - Beginning of Period	6,119	32,181

Cash - End of Period	7,667	34,346

Non Cash Financing and Investing Activities:
Supplemental Disclosures:
Interest paid	—	—
Income Taxes Paid	—	—

The accompanying notes are an integral part of these condensed unaudited financial statements.

Asset Protection of America, Inc.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2016 and 2015

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

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit in accordance with SEC rules for quarterly reports on form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the three months ended March 31, 2016 and 2015.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements. The results of operations for the three periods ended March 31, 2016 and 2015 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit in overnight deposit accounts and investments in money market accounts. At March 31, 2016 and December 31, 2015, we had no cash equivalents.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has no allowance for doubtful accounts as of March 31, 2016 and December 31, 2015.

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

Advertising, Promotion and Marketing

We recognize advertising, promotion and marketing costs as incurred. The amount of advertising, promotion and marketing expense recognized for the three month periods ended March 31, 2016 and 2015 was $0 and $2,626, respectively.

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

No potential dilutive debt or equity instruments were issued or outstanding during the three month periods ended March 31, 2016 and 2015.

Recent Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

NOTE 4 – FIXED ASSETS

Fixed assets comprise of the following at March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
	(Unaudited)
Fixed assets	$6,172	$6,172
Less accumulated depreciation	(4,543)	(4,029)
Total	$1,629	$2,143

For the three months ending March 31, 2016 and 2015, depreciation expense was $514 and $514, respectively.

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

During the three months ended March 31, 2016 and 2015, the President was repaid $1,756 and $0 and advanced to the Company $15,000 and $0, respectively.

As of March 31, 2016 and December 31, 2015, the balances on the advances were $19,140 and $5,896 respectively. The advances are non-interest bearing, unsecured and due on demand.

The President provided office space for the Company to operate free of charge.

NOTE 6 – NOTE PAYABLE

On July 1, 2015, the Company issued a note payable with a principle of $50,000 and interest rate of 6% (“Note”). The Note is due on January 1, 2016. As of March 31, 2016, the amount of interest payable is $2,250. The Note is currently in default.

NOTE 7 – COMMON STOCK

The Company is authorized by its Article of Incorporation and Bylaws to issue up to 75,000,000 Common Stock.

As at March 31, 2016, there were 11,548,000 shares of common stock issued and outstanding.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2015.

Service Revenue

During the three months ended March 31, 2016 and 2015, we generated $10,660 and $13,730 in service revenues, respectively. The decrease in revenues between the two periods was due to the decrease in advertising and referrals from outside sources.

Cost of Revenue

Our cost of revenue was $1,860 and $900, respectively, for the three months ended March 31, 2016 and 2015. We recognized cost of revenue in the three months ended March 31, 2016 because cost of revenue is incurred on complex trust that require outside legal assistance and county recorder expenses. Most simple trusts do not require legal assistance.

Operating Expenses

During the three months ended March 31, 2016 and 2015, we incurred $21,880 and 12,338 in operating expenses, respectively. During the three months ended March 31, 2016 and 2015, our operating expenses consisted of $0 and $2,626 in advertising and marketing expenses and $20,130 and 8,826 in professional fees, respectively. The increase in professional fees related to the cost of being public.

Net Loss

Our net loss for the three months ended March 31, 2016 was $13,080 compared to net income of $878 for the three months ended March 31, 2015, a variance of $13,958 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, we had $8,487 in current assets compared to $6,119 at December 31, 2015. Current liabilities at March 31, 2016 totaled $74,355 compared to $59,391 at December 31, 2015.

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

Cash Flows from Operating Activities

For the period ended March 31, 2016, net cash flows used in operating activities was $11,696 compared to $2,165 provided by operating activities for the period ended March 31, 2015, a decrease of $13,861. During the three month period ended March 31, 2016, the Company generated losses of $13,080, which was offset for cash flow purposes by an increase depreciation expense of $514, deferred revenue of 970, and interest payable of $750, a decrease in accounts payable of $30. By comparison during the three month period ended March 31, 2015, the Company generated income of $878, which was offset for cash flow purposes by an increase in deferred revenue of $355, a decrease in taxes payable of 386, an increase in accounts payable of $803and depreciation of $515.

Cash Flows from Investing Activities

We used $0 and $0 for investing activities during the three month periods ended March 31, 2016 and 2015.

Cash Flows from Financing Activities

During the three months ended March 31, 2016, the Company received $15,000 advances from a related party compared to $0 during three months ended March 31, 2015. The Company repaid advances from a related party of $1,756 during the three months ended March 31,2016.

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

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was not subject to any legal proceedings during the three month periods ended March 31, 2016 or 2015 and, to the best of its knowledge; no legal proceedings are pending or threatened.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the six periods ended March 31, 2016 or 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued or outstanding during the three month periods ended March 31, 2016 or 2015.

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

Date: April 14, 2016

Asset Protection of America, Inc.

Registrant

By: /s/ Todd Bauman

Todd Bauman

Chief Executive Officer and Chief Financial Officer