Form 10-Q
period 2016-06-30
ASSET PROTECTION OF AMERICA, INC.
filed 2016-08-22
CIK 1503455

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016

☐	Transition Report under Section 13 or 15(d) of the Exchange Act
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

Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐      No  ☒

As of August 18th, 2016, the issuer had 11,548,000 shares of common stock issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

Asset Protection of America, Inc.

Condensed Balance Sheets

	June 30, 2016 (unaudited)	December 31, 2015
	$	$
ASSETS

CURRENT ASSETS
Cash	13,645	6,119
Accounts Receivable	450	–
Total Current Assets	14,095	6,119
Fixed Assets, net	1,114	2,143
TOTAL ASSETS	15,209	8,262

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	–	30
Deferred revenue	1,475	1,995
Note payable	53,000	51,500
Related party loans	19,140	5,895
Total Current Liabilities	73,615	59,420

Total Liabilities	73,615	59,420

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock: $0.001 par value, 75,000,000 shares authorized 11,548,000 shares issued and outstanding as of June 30, 2016 and December 31, 2015	11,548	11,548
Additional paid-in capital	36,252	36,252
Accumulated deficit	(106,206)	(98,958)
Total Stockholders' Equity (Deficit)	(58,406)	(51,158)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	15,209	8,262

The accompanying notes are an integral part of these condensed unaudited financial statements.

Asset Protection of America, Inc.

Condensed Statements of Operations

(unaudited)

	For Three Months Ended		For Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	$	$	$	$

Service Revenue	10,898	14,195	21,558	27,725
Cost of revenue	1,904	4,126	2,115	5,026
Gross profit	8,994	10,069	19,443	22,699

OPERATING EXPENSES
General and administrative	1,777	4,359	3,527	7,871
Professional fees	1,384	16,956	23,164	25,582
Total operating expenses	3,161	21,315	26,691	33,453

OPERATING INCOME (LOSS)	5,833	(11,246)	(7,248)	(10,754)

Other income - tax credit	–	–	–	386

Net Income (Loss)	5,833	(11,246)	(7,248)	(10,368)

Net Income (Loss) Per Share - Basic and Diluted	0.00	(0.00)	$(0.00)*	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	11,548,000	11,548,000	11,548,000	11,426,548

* denotes income (loss) of less than $0.01 per share

The accompanying notes are an integral part of these condensed unaudited financial statements.

Asset Protection of America, Inc.

Condensed Statements of Cash Flows

(unaudited)

	For Six Months Ended June 30,
	2016	2015
	$	$
OPERATING ACTIVITIES:
Net loss	(7,248)	(10,368)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,029	1,029
Changes in operating assets and liabilities:
Increase in accounts receivable	(450)	–
Decrease in accounts payable	(30)	(407)
Decrease in tax payable	–	(386)
Increase in interest payable	1,500	–
Increase in deferred revenue	(520)	588
Net Cash Used In Operating Activities	(5,719)	(9,544)

FINANCING ACTIVITIES:
Related party advance	15,000	–
Repayment on related party advance	(1,755)	–
Net Cash Provided by Financing Activities	13,245	–

Increase (Decrease) in Cash	7,526	(9,544)

Cash - Beginning of Period	6,119	32,181

Cash - End of Period	13,645	22,637

Non Cash Financing and Investing Activities:
Supplemental Disclosures:
Interest paid	–	–
Income Taxes Paid	–	–

The accompanying notes are an integral part of these condensed unaudited financial statements.

Asset Protection of America, Inc.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2016 and 2015

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

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit in accordance with SEC rules for quarterly reports on form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ended June 30, 2016 and 2015.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements. The results of operations for period ended June 30, 2016 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit in overnight deposit accounts and investments in money market accounts. At June 30, 2016 and December 31, 2015, we had no cash equivalents.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has no allowance for doubtful accounts as of June 30, 2016 and December 31, 2015.

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

Advertising, Promotion and Marketing

We recognize advertising, promotion and marketing costs as incurred. The amount of advertising, promotion and marketing expense recognized for the three month periods ended June 30, 2016 and 2015 was $0 and $3,491, respectively. The amount of advertising, promotion and marketing expense recognized for the six month periods ended June 30, 2016 and 2015 was $0 and $6,118, respectively.

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

No potential dilutive debt or equity instruments were issued or outstanding during the three and six month periods ended June 30, 2016 and 2015.

Recent Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

NOTE 4 – FIXED ASSETS

Fixed assets comprise of the following at June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
	(Unaudited)
Fixed assets	$6,172	$6,172
Less accumulated depreciation	(5,058)	(4,029)
Total	$1,114	$2,143

For the three months ending June 30, 2016 and 2015, depreciation expense was $514 and $514, respectively. For the six months ending June 30, 2016 and 2015, depreciation expense was $1,029 and $1,029, respectively.

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

During the six months ended June 30, 2016 and 2015, the President was repaid $1,755 and $0 and advanced to the Company $15,000 and $0, respectively.

As of June 30, 2016 and December 31, 2015, the balances on the advances were $19,140 and $5,895, respectively. The advances are non-interest bearing, unsecured and due on demand.

The President provided office space for the Company to operate free of charge.

NOTE 6 – NOTE PAYABLE

On July 1, 2015, the Company issued a note payable with a principal of $50,000 and interest rate of 6% (“Note”). The Note is due on January 1, 2016. As of June 30, 2016, the amount of interest payable is $3,000. The Note is currently in default.

NOTE 7 – COMMON STOCK

The Company is authorized by its Article of Incorporation and Bylaws to issue up to 75,000,000 Common Stock.

As at June 30, 2016, there were 11,548,000 shares of common stock issued and outstanding.

NOTE 8 – SUBSEQUENT EVENTS

On August 2nd, 2016 Max Niche Saint Solution Pte Ltd. closed a transaction in which it acquired a total of 10,000,000 shares of restricted stock of the Company, representing 86.6% of the shares in the Company from Todd Bauman and Andrea Scott, the former officers of the Company, as disclosed on the 8K filed on August 8th, 2016; on the same day the shareholders of the Corporation voted Mr. Jean Yves Gicquel as Director and CEO of the Company. The Company has determined that there are no other such events that warrant disclosure or recognition for reporting purposes.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2016 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2015.

Service Revenue

During the three months ended June 30, 2016 and 2015, we generated $10,898 and $14,195 in service revenues, respectively. The decrease in revenues between the two periods was due to the decrease in advertising and referrals from outside sources.

Cost of Revenue

Our cost of revenue was $254 and $4,126, respectively, for the three months ended June 30, 2016 and 2015. Decrease in cost of revenue is because less outside legal assistance is needed.

Operating Expenses

During the three months ended June 30, 2016 and 2015, we incurred $3,161 and $21,315 in operating expenses, respectively. During the three months ended June 30, 2016 and 2015, our operating expenses consisted of $0 and $3,491 in advertising and marketing expenses, and consisted of $1,384 and $16,956 in professional fees, respectively. The decrease in professional fees is because the Company incurred more professional expenses relating to preparing filings for both 2015 and prior years.

Net Loss

Our net income for the three months ended June 30, 2016 was $5,833 compared to net loss of $11,246 for the three months ended June 30, 2015, a variance of $17,079 due to the factors discussed above.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2015.

Service Revenue

During the six months ended June 30, 2016 and 2015, we generated $21,558 and $27,725 in service revenues, respectively. The decrease in revenues between the two periods was due to the decrease in advertising and referrals from outside sources.

Cost of Revenue

Our cost of revenue was $2,114 and $5,026, respectively, for the six months ended June 30, 2016 and 2015. Decrease in cost of revenue is because less outside legal assistance is needed

Operating Expenses

During the six months ended June 30, 2016 and 2015, we incurred $26,691 and $33,453 in operating expenses, respectively. During the six months ended June 30, 2016 and 2015, our operating expenses consisted of $0 and $6,118 in advertising and marketing expenses, and consisted of $23,164 and $25,582 in professional fees, respectively. The decrease in professional fees is because the Company incurred more professional expenses relating to preparing filings for both 2015 and prior years.

Net Loss

Our net loss for the six months ended June 30, 2016 was $7,247 compared to net loss of $10,368 for the six months ended June 30, 2015, a variance of $3,507 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, we had $14,095 in current assets compared to $6,119 at December 31, 2015. Current liabilities at June 30, 2016 totaled $73,615 compared to $59,421 at December 31, 2015.

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

Cash Flows from Operating Activities

For the period ended June 30, 2016, net cash flows used in operating activities was $5,719 compared to $9,544 used in operating activities for the period ended June 30,, 2015, a decrease of $3,825. During the six-month period ended June 30, 2016, the Company generated losses of $7,248, which was offset for cash flow purposes by depreciation expense of $1,029, and increase in interest payable of $1,500, and a decrease in accounts payable of $30 and decrease in deferred revenue of $520. By comparison during the six-month period ended June 30, 2015, the Company generated net loss of of $10,368, which was offset for cash flow purposes by depreciation expense of 1,029, a decrease in accounts payable of $407, increase in deferred revenue of $588, and decrease in taxes payable of 386.

Cash Flows from Investing Activities

We used $0 and $0 for investing activities during the six month periods ended June 30, 2016 and 2015.

Cash Flows from Financing Activities

During the six months ended June 30, 2016, the Company received $15,000 advances from a related party compared to $0 during six months ended June 30, 2015. The Company repaid advances from a related party of $1,755 during the six months ended June 30, 2016.

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

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was not subject to any legal proceedings during the six months ended June 30, 2016 or to date.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the six periods ended June 30, 2016 or 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued or outstanding during the six month periods ended June 30, 2016 or 2015.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are included or incorporated by reference as exhibits to this report.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 22, 2016

Asset Protection of America, Inc.

Registrant

By: /s/ Jean Yves Gicque

Jean Yves Gicque

Chief Executive Officer and Chief Financial Officer

