Form 10-Q
period 2016-09-30
ASSET PROTECTION OF AMERICA, INC.
filed 2016-11-21
CIK 1503455

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

☐  Transition Report under Section 13 or 15(d) of the Exchange Act

For the Transition Period from ________to __________

Commission File Number: 333-169960

BCI HOLDING INC.

(FORMER ASSET PROTECTION OF AMERICA, INC.)

(Exact Name of Registrant as Specified in its Charter)

NEVADA	27-3387893
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

9500 W. Flamingo Rd. Suite 205
Las Vegas, NV	89147
(Address of principal executive offices)	(Zip Code)

(800) 581-1522
Registrant’s Phone

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

As of November 21, 2016, the issuer had 11,548,000 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BCI HOLDING INC.

(fka ASSET PROTECTION OF AMERICA, INC.)

Condensed Balance Sheets

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

Current Assets
Assets from discontinued business	$-	$6,119

Total Current Assets	-	6,119

Non - current assets	-	-
Non - current Assets from discontinued business	-	2,143
Total Assets	$-	$8,262

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Due to a related party	3,500	-
Liabilities from discontinued business	-	59,420
Total Current Liabilities	3,500	59,420

Total Liabilities	3,500	59,420

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock: $0.001 par value, 75,000,000 shares authorized 11,548,000 shares issued and outstanding as of September 30, 2016 and December 31, 2015	11,548	11,548
Additional paid-in capital	94,908	36,252
Accumulated deficit	(109,956)	(98,958)
Total Stockholders’ Equity (Deficit)	(3,500)	(51,158)
Total Liabilities and Stockholders’ Equity (Deficit)	$-	$8,262

The accompanying notes are an integral part of these condensed unaudited financial statements.

BCI HOLDING INC.

(fka ASSET PROTECTION OF AMERICA, INC.)

Condensed Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015

Service Revenue	$-	$-	$-	$-
Cost of Revenues	-	-	-	-
Gross Profit	-	-	-	-

Operating Expenses
General and administrative	250	-	250	-
Professional fees	3,500	-	3,500	-
Total operating expenses	3,750	-	3,750	-

Operating Income(Loss)	(3,750)	-	(3,750)	-

Other income - tax credit	-	-	-	-

Net Loss from continuing operations	(3,750)	-	(3,750)	-
Net Loss from discontinued operations	-	(66,788)	(7,248)	(77,156)
Net Loss	$(3,750)	$(66,788)	$(10,998)	$(77,156)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted Average Shares Outstanding - Basic and Diluted	11,548,000	11,548,000	11,548,000	11,548,000

* denotes income (loss) of less than $0.01 per share

The accompanying notes are an integral part of these condensed unaudited financial statements.

BCI HOLDING INC.

(fka ASSET PROTECTION OF AMERICA, INC.)

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2016	2015
OPERATING ACTIVITIES

Net Loss	$(3,750)	$-
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Increase in interest payable	250	-
Net cash used in operating activities-continuing operations	(3,500)	-
Net cash used in operating activities-discontinued operations	-	(74,619)
Net cash used in operating activities	(3,500)	(74,619)

FINANCING ACTIVITIES
Advance from related party	3,500	-
Net cash provided by financing activities-continuing operations	3,500	-
Net cash provided by financing activities-discontinued operations	-	50,000
Net cash provided by financing activities	3,500	50,000

Increase (Decrease) in cash	$-	$(24,619)

Cash - beginning of period	-	32,181

Cash - end of period	$-	$7,562

Non Cash Financing and Investing Activities:
Supplemental Disclosures:
Interest paid	$-	$-
Income Taxes Paid	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

BCI Holding, Inc.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2016 and 2015

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

BCI Holding, Inc. (former Asset Protection of America, Inc.) (“the Company”, “we”, “us” or “our”) was incorporated in the state of Nevada on August 27, 2010. Prior to March 28, 2014, the Company’s name was Bauman Estate Planning, Inc. The Company engages in the business of estate planning. The Company is a one-stop, full service estate planning and an asset protection company. The Company’s staff of professional, dedicated, experienced, knowledgeable and highly competent personnel are trained and licensed to offer a broad range of estate planning services. The Company can assist their customers from minimizing or eliminating probate and/or federal estate taxes to highly sophisticated estate planning tools. The Company’s fiscal year is December 31. On August 31, 2016 the Registrant changed the name of the Registrant from Asset Protection of America, Inc. to BCI Holding Inc.

In July 2016, the prior sole shareholder of the Company, Todd Bauman (“seller”), entered into a Stock Purchase Agreement with Max Niche Saint Solution PTE LTD (“purchaser”). The seller sold all his shares to the purchaser, closing on August 2, 2016 (“the closing date”) and all assets and liabilities before August 2, 2016 were assumed by the seller. As of August 2, 2016, the Company’s estate planning business will not be relevant to the Company’s future business.

Since July 1, 2016, the Company does not have any business operations.

NOTE 2 – GOING CONCERN

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

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit in accordance with SEC rules for quarterly reports on form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ended September 30, 2016 and 2015.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2015 audited financial statements. The results of operations for period ended September 30, 2016 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit in overnight deposit accounts and investments in money market accounts. At September 30, 2016 and December 31, 2015, we had $0 and $0 cash and cash equivalents.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has no allowance for doubtful accounts as of September 30, 2016 and December 31, 2015.

Financial Instruments

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements.  Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs.  ASC 820 defines the hierarchy as follows:

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

Fixed Assets

Fixed assets are stated at historical cost less accumulated depreciation and amortization. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use. Depreciation is provided on a straight-line basis over the assets’ estimated useful lives. The useful lives of the assets are as follows office equipment 3 years and leasehold improvements use the shorter of the estimated useful life or the remaining term of the agreements, generally ranging from 3 to 15 years. Additions and improvements are capitalized while routine repairs and maintenance are charged to expense as incurred. Upon sale or disposition, the historically recorded asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to other income / expense.

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

Advertising, Promotion and Marketing

We recognize advertising, promotion and marketing costs as incurred. The amount of advertising, promotion and marketing expense recognized for the three month periods ended September 30, 2016 and 2015 was $0 and $0, respectively. The amount of advertising, promotion and marketing expense recognized for the nine month periods ended September 30, 2016 and 2015 was $0 and $0, respectively.

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

No potential dilutive debt or equity instruments were issued or outstanding during the three and nine month periods ended September 30, 2016 and 2015.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of its operations.

On November 20, 2015, FASB issued ASU-2015-17-Income Taxes. The Board is issuing this Update as part of its initiative to reduce complexity in accounting standards (the Simplification Initiative). The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The Company is still in the process of evaluating future impact of adopting this standard. Management believes that the impact of this ASU to the Company’s financial statements would be insignificant.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows”. The amendments provide guidance on the following eight specific cash flow issues: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4)Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned; (6) Life Insurance Policies; (7) Distributions Received from Equity Method Investees; (8) Beneficial Interests in Securitization Transactions; and Separately Identifiable Cash Flows and Application of the Predominance Principle. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments should be applied using a retrospective transition method to each period presented. If it is impracticable to apply the amendments retrospectively for some of the issues, the amendments for those issues would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory”, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-06 will be effective for the Company in its first quarter of 2019. The Company is currently evaluating the impact of adopting ASU 2016-16 on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control”. The amendments affect reporting entities that are required to evaluate whether they should consolidate a variable interest entity in certain situations involving entities under common control. Specifically, the amendments change the evaluation of whether a reporting entity is the primary beneficiary of a variable interest entity by changing how a reporting entity that is a single decision maker of a variable interest entity treats indirect interests in the entity held through related parties that are under common control with the reporting entity. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements and related disclosures.

NOTE 4 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties which mainly consisted of directors and officers of the company until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders.  Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

During the nine months ended September 30, 2016 and 2015, the CEO of the Company, Mr. Jean Yves Gicque, was repaid $0 and $0 and advanced to the Company $3,500 and $0, respectively.

As of September 30, 2016 and December 31, 2015, the balances on the advances were $3,500 and $0, respectively. The advances are non-interest bearing, unsecured and due on demand.

NOTE 5 – COMMON STOCK

The Company is authorized by its Article of Incorporation and Bylaws to issue up to 75,000,000 Common Stock.

As at September 30, 2016, there were 11,548,000 shares of common stock issued and outstanding.

NOTE 6 – DISCONTINUED OPERATION

In July 2016, the prior sole shareholder of the Company, Todd Bauman (“seller”), entered into a Stock Purchase Agreement with Max Niche Saint Solution PTE LTD (“purchaser”). The seller sold all his shares to the purchaser, closing on August 2, 2016 (“the closing date”) and all assets and liabilities before August 2, 2016 were assumed by the seller. As of August 2, 2016, the Company’s estate planning business will not be relevant to the Company’s future business.

Since July 1, 2016, the Company does not have any business operations.

The Company’s results of operations related to discontinued operation have been reclassified as discontinued operations on a retrospective basis for all periods presented.

Balances for discontinued operation as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Assets - current	$-	$6,119

Assets - noncurrent	-	2,143

Liabilities - current	-	7,920

The operating results of discontinued operation for the nine months ending September 30, 2016 and 2015 classified as discontinued operations are summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Sales	$-	$5,285	$-	$33,210
Cost of Goods Sold	-	3,360	-	8,386
Gross Profit	-	1,925	-	24,824
Operating Expenses	-	68,713	-	102,366
Other Income (Expense)	-	-	-	386
Income Tax Expense	-	-	-	-
Net loss from discontinued operations	$-	$(66,788)	$-	$(77,156)

NOTE 7 – SUBSEQUENT EVENTS

In November 2016, the board of directors adopted a resolution and authorized the Company to increase the authorized shares of common stock from 75,000,000 shares to 5,000,000,000. Par value remains $0.001 per share. The Company is in the process of getting approval from FINRA.

Management has evaluated subsequent events through November 21, 2016, the date which the financial statements were available to be issued. All subsequent events requiring recognition as of September 30, 2016 have been incorporated into these financial statements and there are no other subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof); finding suitable merger or acquisition candidates; expansion and growth of the Company’s business and operations; and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate under the circumstances. However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, including general economic, market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this Filing and include statements regarding the intent, belief or current expectations of the Company, and its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and, (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Such factors that could adversely affect actual results and performance include, but are not limited to, the Company’s limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

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

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. The Company’s prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. Such risks include inadequate funding the company’s inability to anticipate and adapt to a developing market, the failure of the company’s infrastructure, changes in laws that adversely affect the company’s business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company’s operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company expects that its operating expenses will increase significantly, especially as it implements its business plan. To the extent that increases in its operating expenses precede or are not followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company’s business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company’s operating losses will not increase in the future.

GENERAL DESCRIPTION OF BUSINESS

BCI Holding, Inc. (former Asset Protection of America, Inc.) (“the Company”, “we”, “us” or “our”) was incorporated in the state of Nevada on August 27, 2010. Prior to March 28, 2014, the Company’s name was Bauman Estate Planning, Inc. The Company engages in the business of estate planning. The Company is a one-stop, full service estate planning and an asset protection company. The Company’s staff of professional, dedicated, experienced, knowledgeable and highly competent personnel are trained and licensed to offer a broad range of estate planning services. The Company can assist their customers from minimizing or eliminating probate and/or federal estate taxes to highly sophisticated estate planning tools. The Company’s fiscal year is December 31. On August 31, 2016 the Registrant changed the name of the Registrant from Asset Protection of America, Inc. to BCI Holding Inc.

DISCONTINUED OPERATION

In July 2016, the prior sole shareholder of the Company, Todd Bauman (“seller”), entered into a Stock Purchase Agreement with Max Niche Saint Solution PTE LTD (“purchaser”). The seller sold all his shares to the purchaser, closing on August 2, 2016 (“the closing date”) and all assets and liabilities before August 2, 2016 were assumed by the seller. As of August 2, 2016, the Company’s estate planning business will not be relevant to the Company’s future business.

Since July 1, 2016, the Company does not have any business operations.

The Company’s results of operations related to discontinued operation have been reclassified as discontinued operations on a retrospective basis for all periods presented.

Balances for discontinued operation as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
Assets - current	$-	$6,119

Assets - noncurrent	-	2,143

Liabilities - current	-	7,920

The operating results of discontinued operation for the nine months ending September 30, 2016 and 2015 classified as discontinued operations are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales	$-	$5,285	$-	$33,210
Cost of Goods Sold	-	3,360	-	8,386
Gross Profit	-	1,925	-	24,824
Operating Expenses	-	68,713	-	102,366
Other Income	-	-	-	386
Net loss from discontinued operations	$-	$(66,788)	$-	$(77,156)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2015.

Service Revenue

During the three months ended September 30, 2016 and 2015, we generated $0 and $0 in service revenues, respectively.

Cost of Revenue

Our cost of revenue was $0 and $0, respectively, for the three months ended September 30, 2016 and 2015.

Operating Expenses

During the three months ended September 30, 2016 and 2015, we incurred $3,750 and $0 in operating expenses, respectively. During the three months ended September 30, 2016 and 2015, our operating expenses consisted of $0 and $0 in advertising and marketing expenses, and consisted of $3,500 and $0 in professional fees, respectively.

Net Loss

Our net loss for the three months ended September 30, 2016 was $3,750 compared to net loss of $66,788 for the three months ended September 30, 2015, a variance of $63,038 due to discontinued operation discussed above.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2015.

Service Revenue

During the nine months ended September 30, 2016 and 2015, we generated $0 and $0 in service revenues, respectively.

Cost of Revenue

Our cost of revenue was $0 and $0, respectively, for the nine months ended September 30, 2016 and 2015.

Operating Expenses

During the nine months ended September 30, 2016 and 2015, we incurred $3,750 and $0 in operating expenses, respectively. During the nine months ended September 30, 2016 and 2015, our operating expenses consisted of $0 and $0 in advertising and marketing expenses, and consisted of $3,500 and $0 in professional fees, respectively.

Net Loss

Our net loss for the nine months ended September 30, 2016 was $10,998 compared to net loss of $77,156 for the nine months ended September 30, 2015, a variance of $66,158 due to discontinued operation discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, we had $0 in current assets compared to $6,119 at December 31, 2015. Current liabilities at September 30, 2016 totaled $3,500 compared to $59,420 at December 31, 2015.

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

Cash Flows from Operating Activities

For the period ended September 30, 2016, net cash flows used in operating activities was $3,500 compared to $74,619 used in operating activities for the period ended September 30,, 2015, a decrease of $71,119. During the nine-month period ended September 30, 2016, the Company generated losses of $3,500.

Cash Flows from Investing Activities

We had no investing activities during the nine month periods ended September 30, 2016 and 2015.

Cash Flows from Financing Activities

During the nine months ended September 30, 2016, the Company received $3,500 advances from a related party compared to $50,000 promissory note issued to unrelated party during nine months ended September 30, 2015.

CRITICAL ACCOUNTING POLICIES

In Financial Reporting release No. 60, “CAUTIONARY ADVICE REGARDING DISCLOSURE ABOUT CRITICAL ACCOUNTING POLICIES” (“FRR 60”), the Securities and Exchange Commission suggested that companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period and the valuation of shares. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting  company” as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer) to allow for timely decisions regarding required disclosure.

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was not subject to any legal proceedings during the nine months ended September 30, 2016 or to date.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the nine periods ended September 30, 2016 or 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued or outstanding during the nine month periods ended September 30, 2016 or 2015.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are included or incorporated by reference as exhibits to this report.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS	XBRL Instance Document

101. SCH	XBRL Schema Document

101. CAL	XBRL Calculation Linkbase Document

101. DEF	XBRL Definition Linkbase Document

101. LAB	XBRL Label Linkbase Document

101. PRE	XBRL Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BCI Holding, Inc. Registrant

Date: November 21, 2016	By:	/s/ Jean Yves Gicque
Jean Yves Gicque
Chief Executive Officer and Chief Financial Officer

