Form 10-K
period 2016-12-31
BCI HOLDING INC
filed 2017-03-28
CIK 1503455

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of March 23, 2017, there were 11,548,000 shares of our common stock issued and outstanding.

Documents Incorporated by Reference: None.

BCI HOLDING INC.

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Factors that might cause these differences include the following:

●	the ability of the Company to offer and sell the shares of common stock offered hereby;

●	the ability to retain certain members of management;

●	our expectations regarding general and administrative expenses;

●	our expectations regarding cash balances, capital requirements, anticipated revenue and expenses;

●	other factors detailed from time to time in filings with the SEC.

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

PART I

ITEM 1. BUSINESS

Overview

BCI Holding, Inc. (former Asset Protection of America, Inc.) (“the Company”, “we”, “us” or “our”) was formed in August 2010. Prior to March 28, 2014, the Company’s name was Bauman Estate Planning, Inc. APA is a unique, full service, one-stop estate planning and asset protection company. Our team of dedicated, experienced and knowledgeable personnel is trained to offer a broad range of estate planning and asset protection services. We can assist our customers by providing services ranging from minimizing or eliminating probate, and, or, federal estate taxes to highly sophisticated asset protection tools. Our number one priority is to protect what our customers have. The Company’s fiscal year is December 31.

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

Subsidiaries

We currently do not have any subsidiaries

Executive Offices and Registered Agent

Our executive offices are located at 9500 W. Flamingo Road, Suite 205, Las Vegas, NV 89147. Our telephone number is (800) 581-1522. Office is provided by prior management team for free.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

None

ITEM 3. LEGAL PROCEEDINGS

We were not subject to any legal proceedings during the twelve month periods ended December 31, 2016 or 2015 or subsequent to December 31, 2016 and no legal proceedings are threatened or pending to the best of our knowledge or belief.

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

As of December 31, 2016, there were 11,548,000 shares of our common stock issued and outstanding and 14 shareholders.

As of March 23, 2017, there were 11,548,000 shares of common stock issued and outstanding and approximately 14 shareholders.

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

Stock Repurchases

The Company did not make any stock repurchases during the twelve months ended December 31, 2016 and 2015 or from December 31, 2016 to the date of this report.

Securities Issued in Unregistered Transactions

During the year ended December 31, 2016, we did not issue any securities in unregistered transactions.

Subsequent Sales of Unregistered Securities

We have not sold any shares of unregistered subsequent to December 31, 2016.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

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

Balances for discontinued operation as of December 31, 2016 and December 31, 2015 are as follows:

	December 31, 2016	December 31, 2015
Assets - current	$-	$6,119

Assets - noncurrent	-	2,143

Liabilities - current	-	59,420

The operating results of discontinued operation for the years ending December 31, 2016 and 2015 classified as discontinued operations are summarized below:

	Years Ended December 31,
	2016	2015
Service Revenues	$21,558	$40,762
Cost of Revenues	2,114	8,586
Gross Profit	19,444	32,176
Operating Expenses	26,692	117,129
Net loss from discontinued operations	$(7,248)	$(84,953)

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2016 COMPARED TO THE YEAR ENDED DECEMBER 31, 2015.

Revenue

During the years ended December 31, 2016 and 2015, we generated no revenues.

Cost of Revenue

We incurred no cost of revenue for the years ended December 31, 2016 and 2015.

Operating Expenses

During the years ended December 31, 2016 and 2015, we incurred $13,425 and $0 in operating expenses, respectively. During the years ended December 31, 2016 and 2015, our operating expenses consisted of $13,175 and $0 in professional fees, respectively. The increase of the operating expense is because the Company discontinued its operation in July 2016 and all expenses in prior year is classified into net loss from discontinued operations.

Net Loss

Our net loss for the year ended December 31, 2016 was $20,673 compared to net loss of $84,953 for the year ended December 31, 2015, a variance of $64,280 due to discontinued operation discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2016, we had $0 in current assets compared to $6,119 at December 31, 2015. Current liabilities at December 31, 2016 totaled $13,175 compared to $59,420 at December 31, 2015.

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

Cash Flows from Operating Activities

For the year ended December 31, 2016, net cash flows used in operating activities was $13,175 compared to $80,202 used in operating activities for the period ended December 31, 2015, a decrease of $67,027. The reason of the decrease in net cash used operating activities is due to increased losses of $13,425 offset by increased interest expenses and by net cash used in operating activities in discontinued operations.

Cash Flows from Investing Activities

We had no investing activities during the years ended December 31, 2016 and 2015.

Cash Flows from Financing Activities

During the years ended December 31, 2016, the Company received $13,175 advances from a related party compared to $54,140 promissory note issued to unrelated party during years ended December 31, 2015. The note was assumed by prior shareholder discontinued operation discussed above.

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

To the Directors of BCI Holding, Inc. (fka Asset Protection of America, Inc.)

9500 W. Flamingo Rd. Suite 205 Las Vegas, NV 89147

We have audited the accompanying balance sheets of BCI Holding, Inc. (fka Asset Protection of America, Inc.) as of December 31, 2016 and 2015, and the related statement of operations, changes in stockholder’s deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BCI Holding, Inc. (fka Asset Protection of America, Inc.) as of December 31, 2016 and 2015 and the result of its operations and its cash flows for the years ended December 31, 2016 and 2015 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses and currently does not have sufficient available funding to fully implement its business plan. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes raising additional funds through financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TAAD, LLP

Diamond Bar, CA

March 28, 2017

BCI HOLDING INC.

(ASSET PROTECTION OF AMERICA, INC.)

Balance Sheets

	December 31, 2016	December 31, 2015

ASSETS

Current Assets
Assets from discontinued business	$-	$6,119

Total Current Assets	-	6,119

Non - current assets
Non -current Assets from discontinued business	-	2,143
Total Assets	$-	$8,262

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Related party loans	$13,175	$-
Liabilities from discontinued business	-	59,420
Total Current Liabilities	13,175	59,420

Total Liabilities	13,175	59,420

STOCKHOLDERS' DEFICIT
Common stock: $0.001 par value,75,000,000 shares authorized 11,548,000 shares issued and outstanding as of December 31, 2016 and December 31, 2015	11,548	11,548
Additional paid-in capital	94,908	36,252
Accumulated deficit	(119,631)	(98,958)
Total Stockholders' Deficit	(13,175)	(51,158)
Total Liabilities and Stockholders' Deficit	$-	$8,262

The accompanying notes are an integral part of these financial statements.

BCI HOLDING INC.

(ASSET PROTECTION OF AMERICA, INC.)

Statements of Operations

	For the years ended December 31,
	2016	2015

Operating Expenses
General and administrative	$250	$-
Professional fees	13,175	-
Total operating expenses	13,425	-

Operating Income(Loss)	(13,425)	-

Net Loss from continuing operations	(13,425)	-
Net Loss from discontinued operations	(7,248)	(84,953)
Net Loss	$(20,673)	$(84,953)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.01)

Weighted Average Shares Outstanding - Basic and Diluted	11,548,000	11,548,000

* denotes income (loss) of less than $0.01 per share

The accompanying notes are an integral part of these financial statements.

BCI HOLDING INC.

(ASSET PROTECTION OF AMERICA, INC.)

Statement of Changes in Stockholders’ Deficit

			Additional		Total
	Common Stock		Paid-In	Deficit	Stockholders'
	Shares	Amount	Capital	Accumulated	Deficit

Balance, December 31, 2014	11,548,000	$11,548	$36,252	$(14,005)	$33,795

Net loss	-	-	-	(84,953)	(84,953)
Balance, December 31, 2015	11,548,000	11,548	36,252	(98,958)	(51,158)

Additional paid-in capital due to net equity assumed by prior management	-	-	58,656	-	58,656
Net loss	-	-	-	(20,673)	(20,673)
Balance, December 31, 2016	11,548,000	$11,548	$94,908	$(119,631)	$(13,175)

The accompanying notes are an integral part of these financial statements.

BCI HOLDING INC.

(ASSET PROTECTION OF AMERICA, INC.)

Statements of Cash Flows

	For the years ended December 31,
	2016	2015
OPERATING ACTIVITIES
Net Loss	$(13,425)	$-
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Increase in interest payable	250	-
Net cash used in operating activities-continuing operations	(13,175)	-
Net cash used in operating activities-discontinued operations	-	(80,202)
Net cash used in operating activities	(13,175)	(80,202)

FINANCING ACTIVITIES
Advance from a related party	13,175	-
Net cash provided by financing activities-continuing operations	13,175	-
Net cash provided by financing activities-discontinued operations	-	54,140
Net cash provided by financing activities	13,175	54,140

Decrease in cash	$-	$(26,062)

Cash - beginning of period	-	32,181

Cash - end of period	$-	$6,119

Non Cash Financing and Investing Activities:
Supplemental Disclosures:
Liabilities assumed by prior shareholders	$73,865	$-
Interest paid	$-	$-
Income Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

BCI Holding, Inc.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit in overnight deposit accounts and investments in money market accounts. At December 31, 2016 and December 31, 2015, we had $0 and $0 cash and cash equivalents.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has no allowance for doubtful accounts as of December 31, 2016 and December 31, 2015.

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

Advertising, Promotion and Marketing

We recognize advertising, promotion and marketing costs as incurred. The amount of advertising, promotion and marketing expense recognized for the years ended December 31, 2016 and 2015 was $0 and $0, respectively.

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

No potential dilutive debt or equity instruments were issued or outstanding during the years ended December 31, 2016 and 2015.

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

During the years ended December 31, 2016 and 2015, the CEO of the Company, Mr. Jean Yves Gicque, was repaid $0 and $0 and advanced to the Company $13,175 and $0, respectively.

As of December 31, 2016 and December 31, 2015, the balances on the advances were $13,175 and $0, respectively. The advances are non-interest bearing, unsecured and due on demand.

NOTE 5 – INCOME TAX

The Company is incorporated in United States, and is subject to corporate income tax rate of 34%.

The Company is subject to United States of America tax law. As of December 31, 2016, the operations in the United States of America incurred $119,631 of cumulative net operating losses that can be carried forward to offset future taxable income. The net operating loss carry forwards as of December 31, 2016 will expire in the year of 2033 to 2035 if not utilized. The Company has provided full valuation allowance for the deferred tax assets on the expected future tax benefits from the net operating loss carry forwards as the management believes it is more likely than not that these assets will not be realized in the future.

	December 31, 2016	December 31, 2015
Deferred tax	40,675	33,646
Allowance of deferred tax	(40,675)	(33,644)
Total	-	-

NOTE 6 – COMMON STOCK

In November 2016, the board of directors adopted a resolution and authorized the Company to increase the authorized shares of common stock from 75,000,000 shares to 5,000,000,000. Par value remains $0.001 per share. The Company is in the process of getting approval from FINRA.

As at December 31, 2016, there were 11,548,000 shares of common stock issued and outstanding.

NOTE 7 – DISCONTINUED OPERATION

In July 2016, the prior sole shareholder of the Company, Todd Bauman (“seller”), entered into a Stock Purchase Agreement with Max Niche Saint Solution PTE LTD (“purchaser”). The seller sold all his shares to the purchaser, closing on August 2, 2016 (“the closing date”) and all assets and liabilities before August 2, 2016 were assumed by the seller. As of August 2, 2016, the Company’s estate planning business will not be relevant to the Company’s future business. The seller sold all his shares to the purchaser, closing on August 2, 2016 (“the closing date”) and all assets and liabilities before August 2, 2016 were assumed by the seller. Net equity of ($58,656) taken by the seller was recorded as increased additional paid in capital of $58,656.

Since July 1, 2016, the Company does not have any business operations.

The Company’s results of operations related to discontinued operation have been reclassified as discontinued operations on a retrospective basis for all periods presented.

Balances for discontinued operation as of December 31, 2016 and December 31, 2015 are as follows:

	December 31, 2016	December 31, 2015
Assets - current	$-	$6,119

Assets - noncurrent	-	2,143

Liabilities - current	-	7,920

The operating results of discontinued operation for the years ending December 31, 2016 and 2015 classified as discontinued operations are summarized below:

	Years Ended
	December 31,
	2016	2015
Service revenues	$21,558	$40,762
Cost of revenues	2,114	8,586
Gross Profit	19,444	32,176
Operating Expenses	26,692	117,129
Net loss from discontinued operations	$(7,248)	$(84,953)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the years ended December 31, 2016 and 2015, we have had no disagreements with our accountants on accounting and financial disclosure.

ITEM 9a. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Jean Yves Gicque, who is our chief executive officer and our chief financial officer, is responsible for establishing and maintaining our disclosure controls and procedures. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that information required to be disclosed by us in those reports is accumulated and communicated to the our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2016. Based on that evaluation it was concluded that our disclosure controls and procedures were not effective as of December 31, 2016.

Changes in internal controls

There were no changes in our internal controls over financial reporting that occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The names, ages, and respective positions of our directors, executive officers, and key employees are set forth below.

Name	Age	Present Positions with Company
Jean Yves Gicque	62	President, Treasurer, Chief Executive Officer, Chief Financial Officer and a Director
Todd Bauman(1)	46	President, Treasurer, Chief Executive Officer, Chief Financial Officer and a Director
Andrea Scott(2)	42	Secretary and a Director

(1)	Todd Bauman resigned on July 30, 2016.
(2)	Andrea Scott resigned on July 30, 2016

Jean Yves Gicque, Chairman of the Board, Director, President, CEO, CFO and Treasurer.

Todd Bauman, Former Chairman of the Board, Director, President, CEO, CFO and Treasurer.

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

Andrea Scott—Former Secretary

03/10 – Present

Administrative Assistant for Bauman Financial Group Las Vegas, NV

Provide excellent service to existing clients: paperwork for claims, withdrawals, correspondence, etc.

Keep detailed documentation of all clients.

Manage insurance applications and brokerage accounts.

8/10 – 7/16

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

Name and Principal Position	Year	Salary*	(a) Bonus	(b) Option Awards	(c) All Other Compensation	Total Compensation
Jean Yves Gicque	2016	$0	$0	$0	$0	$0
Chairman of the Board, CFO	2015	$0	$0	$0	$0	$0
Todd Bauman(1)	2016	$0	$0	$0	$0	$0
Chairman of the Board, CFO	2015	$0	$0	$0	$0	$0
President, Treasurer
Andrea Scott(2)	2016	$4,935	$0	$0	$0	$4,935
Secretary	2015	$4,935	$0	$0	$0	$4,935

(1)	Todd Bauman resigned on July 30, 2016.
(2)	Andrea Scott resigned on July 30, 2016

There are no employment agreements between the Company and Mr.  Jean Yves Gicque or Mr. Bauman or Ms. Scott. The understanding is that compensation in the form of cash payments will not begin until the corporation has been profitable for 4 consecutive quarters and that there is no written agreement as to this understanding.

Stock Incentive Plan

We do not have a stock incentive plan.

Compensation of Directors

We did not pay our directors, who also act as senior management/officers any fees or other compensation for acting as a director during our fiscal years ended December 31, 2016 or 2015.

Our directors are reimbursed for reasonable travel and other out-of-pocket expenses incurred in attending meetings of the board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 23, 2017, certain information with respect to the beneficial ownership of shares of our common stock by: (i) each person known to us to be the beneficial owner of more than 5 percent of our outstanding shares of common stock, (ii) each director or nominee for director of our Company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Number of Shares Beneficially Owned (*)	Percent of Class (**)
Max Niche Saint Solution Pte Ltd	10,000,000	86.60%

All directors and officers as a group (1 persons)	0	86.60%

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

(**) Percent of class is calculated on the basis of the number of shares outstanding on March 23, 2017 (11,548,000).

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

During the years ended December 31, 2016 and 2015, the current President advanced the Company $13,175 and $0, respectively. During the years ended December 31, 2016 and 2015, the former President advanced the Company $0 and $1,756, respectively, respectively. As of December 31, 2016 and 2015, the balances on the advances were $13,175 and $0.  The advances are non-interest bearing, unsecured and due on demand. Our Board of Directors has responsibility for establishing and maintaining guidelines relating to any related party transactions between us and any of our officers or directors. Any conflict of interest between a director or officer and us must be referred to the non-interested directors, if any, for approval. We intend to adopt written guidelines for the board of directors which will set forth the requirements for review and approval of any related party transactions.

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

Audit Fees consist of fees billed for professional services rendered for the audit of our company’s financial statements and review of our interim financial statements included in quarterly reports and services that are normally provided by our auditors in connection with statutory and regulatory filings or engagements. During 2016 and 2015, audit fees were $9,500 and $24,403, respectively.

Audit Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees".

Tax Fees consist of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees consist of fees for products and services other than the services reported above. There were no management consulting services provided in fiscal 2016 or 2015.

Pre-Approval Policies and Procedures

We currently do not have a designated Audit Committee, and accordingly, our Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to our Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. Our Board of Directors may also pre-approve particular services on a case-by-case basis.

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

BCI Holding, Inc. Registrant

Date: March 28, 2017	By:	/s/ Jean Yves Gicque
Jean Yves Gicque
Chief Executive Officer and Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jean Yves Gicque
Jean Yves Gicque	Chief Executive Officer and Chief Financial Officer	March 28, 2017

