Form 10-Q
period 2017-03-31
BCI HOLDING INC
filed 2017-05-15
CIK 1503455

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

(800) 581-1522
Registrant’s Phone

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

 As of May 15, 2017, the issuer had 11,548,000 shares of common stock issued and outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BCI HOLDING INC.

(fka ASSET PROTECTION OF AMERICA, INC.)

Condensed Balance Sheets

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS

Current Assets
Assets from discontinued business	$-	$-

Total Current Assets	-	-

Non - current assets
Non -current Assets from discontinued business	-	-
Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accrued liabilities	$4,675	$-
Related party loans	17,850	13,175
Liabilities from discontinued business	-	-
Total Current Liabilities	22,525	13,175

Total Liabilities	22,525	13,175

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock: $0.001 par value, 75,000,000 shares authorized 11,548,000 shares issued and outstanding as of March 31, 2017 and December 31, 2016	11,548	11,548
Additional paid-in capital	94,908	94,908
Accumulated deficit	(128,981)	(119,631)
Total Stockholders’ Equity (Deficit)	(22,525)	(13,175)
Total Liabilities and Stockholders’ Equity(Deficit)	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

BCI HOLDING INC.

(fka ASSET PROTECTION OF AMERICA, INC.)

Condensed Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2017	2016

Service Revenues	$-	$-
Cost of Revenues	-	-
Gross Profit	-	-

Operating Expenses
General and administrative	-	-
Professional fees	9,350	-
Total operating expenses	9,350	-

Operating Income (Loss)	(9,350)	-

Net Loss from continuing operations	(9,350)	-
Net Loss from discontinued operations	-	(13,080)
Net Loss	$(9,350)	$(13,080)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding - Basic and Diluted	11,548,000	11,548,000

* denotes income (loss) of less than $0.01 per share

The accompanying notes are an integral part of these condensed unaudited financial statements.

BCI HOLDING INC.

(fka ASSET PROTECTION OF AMERICA, INC.)

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net Loss	$(9,350)	$-
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accrued liabilities	4,675	-
Net cash used in operating activities-continuing operations	(4,675)	-
Net cash used in operating activities-discontinued operations	-	(11,696)
Net cash used in operating activities	(4,675)	(11,696)

FINANCING ACTIVITIES
Advance from a related party	4,675	-
Net cash provided by financing activities-continuing operations	4,675	-
Net cash provided by financing activities-discontinued operations	-	13,244
Net cash provided by financing activities	4,675	13,244

Increase in cash	$-	$1,548

Cash - beginning of period	-	6,119

Cash - end of period	$-	$7,667

Non Cash Financing and Investing Activities:
Supplemental Disclosures:
Liabilities assumed by prior shareholders	$-	$-
Interest paid	$-	$-
Income Taxes Paid	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

BCI Holding, Inc.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2017 and 2016

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

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit in accordance with SEC rules for quarterly reports on form 10-Q. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ended March 31, 2017 and 2016.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements. The results of operations for period ended March 31, 2017 are not necessarily indicative of the operating results for the full years.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit in overnight deposit accounts and investments in money market accounts. At March 31, 2017 and December 31, 2016, we had $0 and $0 cash and cash equivalents.

Accounts Receivable

Accounts receivable are carried at their estimated collectible amounts. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition. The Company has no allowance for doubtful accounts as of March 31, 2017 and December 31, 2016.

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

Advertising, Promotion and Marketing

We recognize advertising, promotion and marketing costs as incurred. The amount of advertising, promotion and marketing expense recognized for the three month periods ended March 31, 2017 and 2016 was $0 and $0, respectively.

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

No potential dilutive debt or equity instruments were issued or outstanding during the three and nine month periods ended March 31, 2017 and 2016.

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

During the three months ended March 31, 2017 and 2016, the CEO of the Company, Mr. Jean Yves Gicque, was repaid $0 and $0 and advanced to the Company $4,675 and $0, respectively.

As of March 31, 2017 and December 31, 2016, the balances on the advances were $17,850 and $13,175, respectively. The advances are non-interest bearing, unsecured and due on demand.

NOTE 5 – COMMON STOCK

In November 2016, the board of directors adopted a resolution and authorized the Company to increase the authorized shares of common stock from 75,000,000 shares to 5,000,000,000. Par value remains $0.001 per share. The Company is in the process of getting approval from FINRA.

As at March 31, 2017, there were 11,548,000 shares of common stock issued and outstanding.

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

Balances for discontinued operation as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Assets - current	$-	$-

Assets - noncurrent	-	-

Liabilities - current	-	-

The operating results of discontinued operation for the three months ending March 31, 2017 and 2016 classified as discontinued operations are summarized below:

	Three Months Ended
	March 31,
	2017	2016
Sales	$-	$10,660
Cost of Goods Sold	-	1,860
Gross Profit	-	8,800
Operating Expenses	-	21,880
Other Income (Expense)	-	-
Income Tax Expense	-	-
Net loss from discontinued operations	$-	$(13,080)

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

Balances for discontinued operation as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
Assets - current	$-	$-

Assets - noncurrent	-	-

Liabilities - current	-	-

The operating results of discontinued operation for the three months ending March 31, 2017 and 2016 classified as discontinued operations are summarized below:

	Three Months Ended
	March 31,
	2017	2016
Sales	$-	$10,660
Cost of Goods Sold	-	1,860
Gross Profit	-	8,800
Operating Expenses	-	21,880
Other Income (Expense)	-	-
Income Tax Expense	-	-
Net loss from discontinued operations	$-	$(13,080)

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2017 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2016.

Revenue

During the three months ended March 31, 2017 and 2016, we generated no revenues.

Cost of Revenue

We incurred no cost of revenue for the three months ended March 31, 2017 and 2016.

Operating Expenses

During the three months ended March 31, 2017 and 2016, we incurred $9,350 and $0 in operating expenses, respectively. During the three months ended March 31, 2017 and 2016, our operating expenses consisted of $0 and $0 in professional fees, respectively. The increase of the operating expense is because the Company discontinued its operation in July 2016 and all expenses in prior year is classified into net loss from discontinued operations.

Net Loss

Our net loss for the three months ended March 31, 2017 was $9,350 compared to net loss of $13,080 for the three months ended March 31, 2016, a variance of $8,405 due to discontinued operation discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, we had $0 in current assets compared to $0 at December 31, 2016. Current liabilities at March 31, 2017 totaled $22,525 compared to $13,175 at December 31, 2016.

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

Cash Flows from Operating Activities

For the period ended March 31, 2017, net cash flows used in operating activities was $4,675 compared to $11,696 used in discontinued operating activities for the period ended March 31, 2016, a decrease of $7,021. During the three-month period ended March 31, 2017, the Company generated losses of $9,350.

Cash Flows from Investing Activities

We had no investing activities during the three month periods ended March 31, 2017 and 2016.

Cash Flows from Financing Activities

During the three months ended March 31, 2017, the Company received $4,675 advances from a related party compared to $13,244 promissory note issued to unrelated party for discontinued operation during three months ended March 31, 2016.

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

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our chief financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our corporate reporting as of the end of the period covered by this Quarterly Report due to certain deficiencies that existed in the design or operation of our internal controls over financial reporting and that may be considered to be material weaknesses.

CHANGES IN INTERNAL CONTROLS.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was not subject to any legal proceedings during the three months ended March 31, 2017 or to date.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three month periods ended March 31, 2017 or 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There were no senior securities issued or outstanding during the three month periods ended March 31, 2017 or 2016.

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

BCI Holding, Inc. Registrant

Date: May 15, 2017	By:	/s/ Jean Yves Gicque
Jean Yves Gicque
Chief Executive Officer and Chief Financial Officer